Form 10-Q
period 1995-06-30
ALLCITY INSURANCE CO /NY/
filed 1995-11-13
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-7411

                          ALLCITY INSURANCE COMPANY

           (Exact name of registrant as specified in its charter)

     New York                                13-2530665
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

 122 Fifth Avenue, New York, New York             10011
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:         (212)387-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]    No[ ]

On November 3, 1995 there were 7,078,625 shares of Common Stock outstanding.

                         ALLCITY INSURANCE COMPANY

                                   INDEX





                                                                        PAGE
PART I   Financial Information


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - September 30, 1995 and December 31,
  1994................................................................     2

  Consolidated Statements of Income - Nine months ended September
  30, 1995 and September 30, 1994 and three months ended September 30,
  1995 and September 30, 1994.........................................   3-4

  Consolidated Statements of Cash Flows - Nine months ended September
  30, 1995 and September 30, 1994.....................................     5

  Notes to Interim Consolidated Financial Statements..................   6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................   8-9


PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..........    10

Item 6.  Exhibits and Reports on Form 8-K.............................    10

Signatures............................................................    11

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share and per share amounts)
                                                    September 30, December 31,
                                                        1995          1994
                                                     (Unaudited)

ASSETS
   Investments                                         $259,729      $237,878
   Cash                                                   6,910         3,943
   Agents' balances, less allowance for doubtful
     accounts ($1,050 in 1995 and $952 in 1994)          23,110        19,319
   Accrued investment income                              3,361         3,321
   Reinsurance balances receivable                      245,791       219,854
   Prepaid reinsurance premiums                          84,761        77,614
   Equity in pools and associations                         575         1,175
   Deferred policy acquisition costs                      9,264         8,569
   Deferred tax benefit                                  10,132         8,535
   Other assets                                           2,402         2,300

                                        TOTAL ASSETS   $646,035      $582,508

LIABILITIES
   Unpaid losses                                       $331,591      $297,846
   Unpaid loss adjustment expenses                       50,601        43,753
   Unearned premiums                                    135,217       123,186
   Accounts payable and accrued liabilities               1,857         2,347
   Drafts payable                                         4,070         3,436
   Due to affiliates                                     15,772        20,422
   Unearned service fee income                            5,558         4,256
   Reserve for servicing carrier claim expenses           6,183         5,250
   Other postretirement benefits                          3,497         3,335
   Other liabilities                                      3,226         2,502
   Surplus note                                          13,375        12,911

                                   TOTAL LIABILITIES    570,947       519,244

CAPITAL
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding                                      7,079         7,079
   Additional paid-in capital                             9,331         9,331
   Net unrealized depreciation on investments (net
     of taxes of $(340) in 1995 and $(406) in 1994)        (632)      (10,869)
   Retained earnings                                     59,310        57,723

                                       TOTAL CAPITAL     75,088        63,264

                       TOTAL LIABILITIES AND CAPITAL   $646,035      $582,508



See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share and per share amounts)

                                                       Nine Months Ended
                                                          September 30
                                                        1995        1994
REVENUES
   Premiums earned                                   $70,619     $64,421
   Net investment income less expenses of $279
     in 1995 and $220 in 1994                         11,446       9,639
   Service fee income                                  5,723       3,477
   Net securities losses                                (205)       (601)
   Other income                                          633         607
                                                      88,216      77,543

LOSSES AND EXPENSES
   Losses                                             56,230      44,325
   Loss adjustment expenses                            9,248       7,356
   Other underwriting expenses less deferrals
     of $14,147 in 1995 and $13,894 in 1994            6,380       6,081
   Amortization of deferred policy acquisition
     costs                                            13,452      12,286
   Interest on surplus note                              464         367
                                                      85,774      70,415


INCOME BEFORE FEDERAL INCOME TAXES                     2,442       7,128

FEDERAL INCOME TAXES                                     855       2,501

                                        NET INCOME   $ 1,587     $ 4,627



Per share data, based on 7,078,625
  shares outstanding in 1995 and 1994:


                              NET INCOME PER SHARE     $0.22       $0.65



See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share and per share amounts)

                                                      Three Months Ended
                                                         September 30
                                                        1995        1994
REVENUES
   Premiums earned                                   $23,890     $22,905
   Net investment income less expenses of $81
     in 1995 and $68 in 1994                           3,902       3,248
   Service fee income                                  1,772       1,250
   Net securities gains                                   72         -
   Other income                                          216         232
                                                      29,852      27,635

LOSSES AND EXPENSES
   Losses                                             19,371      15,234
   Loss adjustment expenses                            3,010       2,541
   Other underwriting expenses less deferrals
     of $4,361 in 1995 and $4,349 in 1994              2,305       2,346
   Amortization of deferred policy acquisition
     costs                                             4,552       4,222
   Interest on surplus note                              153         135
                                                      29,391      24,478

INCOME BEFORE FEDERAL INCOME TAXES                       461       3,157

FEDERAL INCOME TAXES                                     162       1,100

                                        NET INCOME   $   299     $ 2,057



Per share data, based on 7,078,625
   shares outstanding in 1995 and 1994:


                              NET INCOME PER SHARE     $0.04       $0.29


See Notes to Interim Consolidated Financial Statements.
[CAPTION]

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                          Nine Months Ended
                                                            September 30
                                                            1995       1994
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $  1,587   $  4,627
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization                                           (194)       319
     Net securities losses                                   205        601
     Increase in agents' balances                         (3,791)    (4,516)
     Increase in reinsurance balances receivable         (25,937)   (21,884)
     Increase in prepaid reinsurance premiums             (7,147)   (17,927)
     Increase in deferred policy acquisition costs          (695)    (1,607)
     Increase in deferred tax benefits                    (1,597)    (1,939)
     Increase in unpaid losses and loss
       adjustment expenses                                40,593     33,436
     Increase in unearned premiums                        12,031     27,764
     Increase in drafts payable                              634        103
     (Decrease) increase in due to affiliates             (4,650)     3,554
     Increase in unearned services fees                    1,302      1,944
     Increase in reserve for servicing carrier
       claim expenses                                        933      1,058
     Other items, net                                      1,403     (2,863)

            NET CASH PROVIDED BY OPERATING ACTIVITIES     14,677     22,670

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale:
     Acquisition of fixed maturities                     (49,202)   (59,706)
     Proceeds from sale of fixed maturities               48,405     56,303
     Proceeds from redemptions of fixed maturities        16,997     12,014
   Net change in short-term investments                  (27,910)   (32,989)

                NET CASH USED BY INVESTING ACTIVITIES    (11,710)   (24,378)

                      NET INCREASE (DECREASE) IN CASH      2,967     (1,708)

                          Cash at beginning of period      3,943      6,063

                            Cash at the end of period   $  6,910   $  4,355

See Notes to Interim Consolidated Financial Statements.

                        ALLCITY INSURANCE COMPANY

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's audited consolidated financial statements for the year ended December 31, 1994, which are included in the Company's Annual Report filed on Form 10-K for such year (1994 10-K). Results of operations for interim periods are not necessarily indicative of annual results of operations. The balance sheet at December 31, 1994 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. Claim liabilities (unpaid losses and unpaid loss adjustment expenses) are periodically reviewed. Any adjustments to claim liabilities are reflected in current operations. Liabilities for newly reported losses have generally been provided based upon averages for claims reported within the most recent 12 months; for other unpaid losses, case basis estimates and calculated estimates for incurred but not reported losses are used. Liabilities for unpaid losses are stated net of estimated salvage and subrogation.

3. Certain prior period amounts have been reclassified to conform with the 1995 presentation.

4. On January 1, 1996, a New York Insurance Law will become effective and is expected to impact the operating results of the Company. Under the new "Increased Limits Law", the minimum statutory limits for all automobile insurance policies will be increased. As a result of the increased statutory limits, claims costs are expected to be higher and premium rates will be increased. The Company is currently unable to estimate the impact, if any, that the increased statutory limits will have on results of operations.
<PAGE)





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1994 10-K.

     For all periods presented in this report, the Company has operated profitably and net cash was provided by operating activities.

     Revenues for the nine month and three month periods ended September 30, 1995 increased by $10,673,000 and $2,217,000, respectively, over the comparable 1994 periods principally as a result of increased earned premiums, investment income and service fees. The increases in earned premiums stems from the combination of increased premium exposures, principally in the assigned risk automobile and commercial lines, as well as rate increases in assigned risk automobile. The increases in investment income are mainly attributable to the growth in invested assets resulting from continued profitable operations and positive cash flows. Service fee income is higher than the comparable 1994 periods as the Company has realized additional earned fees from the substantial increase in service contracts which became effective in 1994. The net securities losses in 1995 stemmed from the Company's strategy to shorten the average duration of its investment portfolio.

     Losses and loss adjustment expenses incurred for the nine month and three month periods ended September 30, 1995 increased by $13,797,000 and $4,606,000 over the comparable 1994 periods. Principally during the first half of 1995, additional payments were made related to 1994 claims (primarily automobile no-fault claims). In addition, during the 1995 periods reserves were strengthened in workers' compensation and automobile lines, principally as a result of revised loss development patterns. The loss development may indicate that the new automobile business acquired during recent years will have greater ultimate loss experience than previously expected. Should actual loss development prove to be greater than expected, additional reserve strengthening will occur. The Company will continue to analyze loss development patterns on a quarterly basis and evaluate the adequacy of its loss reserves.

     The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the nine month and three month periods ended September 30, 1995 increased by $1,465,000 and $289,000 over the comparable 1994 periods. The nine month increase was principally the result of a higher level of expenses associated with increased premium volume coupled with an increase in amortization of acquisition costs stemming from the growth in earned premiums. The three month increase stemmed from an increase in amortization of acquisition costs.

                       Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on Monday, October 16, 1995. Of the 7,078,625 common shares issued and outstanding and eligible to vote at the annual meeting, holders of record of 6,430,512 common shares were represented in person or by proxy and entitled to vote at the meeting.

     The shareholders were asked to approve an amendment to the Company Charter to (1) reflect changes in the statutory definition under the New York State Insurance Law of the kinds of insurance the Company shall have the authority to transact, and (2) to add a date certain for the Annual Meeting of Shareholders as required by the New York Insurance Department. Of the shares represented at the meeting, 6,425,331 voted in favor of the amendment and 5,181 voted against the amendment. Accordingly, the amendment was approved.

     Also at the Annual Meeting, the shareholders were asked to elect four Class II Directors to serve for a three-year term expiring in 1998. The following table sets forth the respective vote totals of each Class II Director elected at the meeting:

     Director                 Vote for                 Votes Withheld

Martin A. Bernstein           6,421,114                     9,398
Louis V. Siracusano           6,420,614                     9,898
Lucius Theus                  6,421,114                     9,398
Helen W. Vogel                6,421,114                     9,398

     Continuing as Directors after the meeting were Class I Directors, Ian
M. Cumming, Thomas E. Mara, Joseph S. Steinberg and Daniel G. Stewart and Class III Directors, Andrew W. Attivissimo, Robert Iacona, Oliver L. Patrell, Harry H. Wise and Henry H. Wulsin. At present, a vacancy exists for a Class I Director caused by the resignation of Thomas A Ruden.



Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits - None

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                              SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ALLCITY INSURANCE COMPANY
                                        Registrant









Date: November 13, 1995         By  ROBERT IACONA
                                    Robert Iacona
                                    Senior Vice President and Treasurer
                                    (Principal Financial and
                                     Accounting Officer)