Form 10-K
period 1995-12-31
ALLCITY INSURANCE CO /NY/
filed 1996-04-01
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549
                                                         FORM 10-K


[x]      ANNUAL REPORT PURSUANT  TO SECTION  13 OR 15 (d) OF  THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from        to

                                               Commission file number 1-7411

                        ALLCITY INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

           New York                            13-2530665
(State of incorporation)           (I.R.S. Employer Identification Number)


  122 Fifth Avenue, New York, N.Y.                       10011
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      212-387-3000

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
         Title of each class                              which registered

                                  None

Securities registered pursuant to Section 12(g) of the Act:

                                  None
                                           (Title of Class)
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1996 was approximately $6,118,136.

         The number of shares outstanding of each of the registrant's classes of common shares, as of March 15, 1996, was 7,078,625.

         DOCUMENTS INCORPORATED BY REFERENCE - None

         Exhibit Index on Page 23.

                            TABLE OF CONTENTS


                                                      Part I


                                                                     Page

Item 1-  Business................................................     1


Item 2-  Properties..............................................     9


Item 3-  Legal Proceedings.......................................     9


Item 4-  Submission of Matters to a Vote of Security Holders.....     9


                                                         Part II

Item 5-  Market for the Registrant's Common Equity and Related
         Stockholder Matters.....................................    9

Item 6-  Selected Financial Data.................................   10

Item 7-  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................   11

Item 8-  Financial Statements and Supplementary Data.............   13

Item 9-  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................   13

                                                        Part III

Item 10- Directors and Executive Officers of the Registrant......   14

Item 11- Executive Compensation..................................   17

Item 12- Security Ownership of Certain Beneficial Owners and
         Management..............................................   19

Item 13- Certain Relationships and Related Transactions..........   20

                                                         Part IV

Item 14- Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K................................................   21

Signatures.......................................................   22

                                                   PART I
Item 1. Business

General

        Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer, owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Leucadia is a diversified financial services holding company whose shares are traded on both the New York and Pacific Stock Exchanges and is principally engaged in property and casualty insurance, life and health insurance, banking and lending and manufacturing. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the "Group".

        The Company operates in the State of New York, conducting property and casualty insurance underwriting activities. The Company's property and casualty business is produced through general agents, one of whom is an Empire subsidiary, local agents and insurance brokers.

        According to A.M. Best & Co. ("Best"), the Group ranked 109th in total net premium writings among property and casualty insurance companies and groups in 1994. Approximately 63% of the Company's net premiums written in 1995 were for automobile insurance coverages, while 37% of such premiums were for commercial (other than automobile) and personal and miscellaneous coverages. The Company's general agents produced approximately 21% of the Company's premium revenues for the year ended December 31, 1995.

Pooling Arrangement

        All insurance business written by the Company is subject to a pooling agreement with Empire under which the companies effectively operate as one company. The Company operates under the same general management as Empire and has full use of Empire's personnel and facilities. As of December 31, 1995, Empire and its subsidiaries, had 851 full and part-time employees. Currently, and for all periods presented, all premiums, losses, loss adjustment expenses and other underwriting expenses are shared in the proportion 70% to Empire and 30% to the Company. The pooling arrangement and subsequent amendments were approved by the New York State Insurance Department.

Reinsurance

        For the years 1995, 1994 and 1993, the Company's retention on property and casualty lines of insurance was $225,000 and for workers' compensation business was $500,000. Additionally, the Company carries reinsurance to protect itself against certain catastrophic losses. Its retention of lower level losses under such treaties was $3,000,000 for each of 1995, 1994 and 1993. The majority of the Company's reinsurance has been placed with certain of the largest domestic reinsurance companies, including (with their Best ratings) General Reinsurance Corporation (A++), Munich American Reinsurance Company (A+), Prudential Reinsurance Company (A) and, beginning in 1996, Zurich Reinsurance Centre, Inc. (A).

Tax Sharing Agreement

        The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement, members compute their tax provision on a separate return basis and are either charged their share of federal income tax resulting from their taxable income or are reimbursed for tax benefits resulting from losses.

Financial Information Relating to Business Segments

        The Company operates in the following business segments:

        (1) Automobile lines - includes private passenger and commercial automobile bodily injury, property damage, comprehensive and collision insurance coverages.

        (2) Commercial lines - includes commercial multiple peril, workers' compensation, other liability, glass, burglary, disability and inland marine insurance coverages.

        (3) Miscellaneous and personal lines - includes fire and allied lines and homeowners insurance coverages.


        The following table presents business segment data for the three years ended December 31, 1995 (dollars in thousands):
                               Premiums    Premiums    Losses     Loss
                               Written      Earned     Incurred   Ratio

1995

Automobile lines               $62,485      $61,261     $55,652   90.8%
Commercial lines                28,821       29,535      20,799   70.4%
Miscellaneous and personal
  lines                          4,029        3,455       1,224   35.4%
Total                          $95,335      $94,251     $77,675   82.4%

1994

Automobile lines               $60,216      $55,826     $43,825   78.5%
Commercial lines                30,334       30,387      15,435   50.8%
Miscellaneous and personal
  lines                          2,986        2,831       1,454   51.4%
Total                          $93,536      $89,044     $60,714   68.2%

1993

Automobile lines               $47,624      $46,911     $35,707   76.1%
Commercial lines                28,597       27,196      15,499   57.0%
Miscellaneous and personal
  lines                          2,738        2,813       1,303   46.3%
Total                          $78,959      $76,920     $52,509   68.3%

        For further information concerning Business Segments, see Notes 8 and 12 of the Notes to Consolidated Financial Statements, included elsewhere herein.

Combined Ratios

        The following are the "combined ratios" prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP") of the Company for the three years ended December 31, 1995. The combined ratio is the sum of the loss ratio and the expense ratio (net of service fee income). The SAP combined ratio is the ratio of losses and loss adjustment expenses incurred to net premiums earned plus the ratio of all other underwriting expenses to net premiums written. The GAAP combined ratio is the ratio of total losses and expenses to net premiums earned. A combined ratio below 100% indicates an underwriting profit and a combined ratio above 100% indicates an underwriting loss. The combined ratio does not include the effect of investment income.

                                            Year Ended December 31
                                       1995        1994          1993

GAAP Combined Ratio                   115.4%      102.5%        103.5%
SAP Combined Ratio                    107.5%      101.3%        101.6%
Industry SAP Combined Ratio(a)          NA        108.5%        106.9%

(a) Source:  Best's   Aggregates  &  Averages,  Property/Casualty,  1995
             Edition. A comparison of industry combined ratios may not be meaningful as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

         The Company's 1995 GAAP and SAP combined ratios were higher than those of prior years due to significant loss reserve strengthening in automobile and workers' compensation lines and additional payments made on automobile no-fault claims which had been closed prior to 1995. For 1994 and 1993, differences in the expense ratios were the principal reasons the GAAP combined ratios were higher than the SAP combined ratios. The SAP expense ratios were lower primarily as a result of net premiums written being higher than net premiums earned and certain expenses (mainly policyholder's dividends and premium charge-offs) included in the GAAP expense ratios were not included in the SAP expense ratios. For 1995, the difference between SAP and GAAP combined ratios resulted primarily from a change in the statutory accounting treatment for retrospectively rated reinsurance agreements and, although to a lesser extent, the differences in the GAAP and SAP expense ratios explained above.

Narrative Description of Business

        The Company's property and casualty insurance operations are conducted in conjunction with other members of the Group operating primarily in the New York metropolitan area. The Group provides personal insurance coverage to automobile owners and homeowners and commercial insurance primarily for categories of residential real estate, restaurants, retail establishments, taxicabs (both medallion and radio-controlled) and several types of service contractors. During 1995, the Group was rated "A-" (excellent) by Best, the widely consulted insurance industry research analyst. The Group was also rated "A" (good) by Standard & Poor's Insurance Rating Services, based on the Group's claims-paying ability. Management believes that the Company has adequate capital to meet its currently anticipated level of operations.

        Substantially all of the Group's policies are written for a one year period. The Group is licensed in New York to write all lines of insurance that may be written by property and casualty insurers except residual value, credit, unemployment, animal, marine protection and indemnity insurance and ocean marine insurance. Empire is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Approximately 3.3% of the Group's written premiums are produced from sources outside New York State.

        The Group has also acquired blocks of private passenger automobile and commercial automobile assigned risk business from other insurance companies. These contractual arrangements provide for negotiated fees to the Group within parameters established by the New York Insurance
Department.

        In addition, the Group receives a fee as a servicing carrier, providing administrative services, including claims processing, underwriting and collection activities, for the New York Public
Automobile Pool, Massachusetts Limousine/Taxi Program and New Hampshire Commercial Automobile Insurance Plan. These arrangements do not involve the assumption of any material underwriting risk by the Group.

        During 1995, the Group strengthened reserves in certain lines of business, as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. As a result of the Group's poor operating results in 1995, management is currently evaluating its operations, including policy pricing, underwriting, claims handling procedures and market segment profitability. The Group intends to concentrate its efforts on the profitability of its products and, as a result, premium volume may decline.

Investments

        Investment activities represent a significant part of the Company's total income. Investments are managed by the Company's investment committee, which consults with outside investment advisors with respect to a substantial portion of the portfolio.

        The Company has a diversified investment portfolio substantially consisting of securities rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Government or its agencies. At December 31, 1995, the average yield of the bond portfolio was approximately 5.8% and the average maturity of the bond portfolio was approximately 2.8 years.

Marketing

        The Group's marketing strategy emphasizes profitability rather than volume. The business of the Group is produced through five general agents, one of which is an Empire subsidiary, and approximately 385 local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. These agents and brokers also represent competing insurance companies. Subject to regulatory approval, the Group utilizes premium rates developed and independently filed for all coverages with the exception of its workers' compensation, for which rates are filed by the New York Compensation Insurance Rating Board, and assigned risk automobile business, for which rates are filed by the New York Automobile Insurance Plan.

Government Regulation

        The Group, as well as other insurance companies, is subject to detailed regulation and supervision in the states in which they transact business. There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the Group's operations. Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the states in which they do business and are subject to examination by such agencies at any time.

        The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. As of December 31, 1995, the Company's RBC ratio substantially exceeded minimum requirements.

Competition

        The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns, has been, and may continue to be, a depressing influence on policy rates. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside the Company's control.

Losses and Loss Adjustment Expenses

        The estimated liabilities for unpaid losses and loss adjustment expenses ("LAE") are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time to reflect changes in loss experience and are reflected in current earnings. Liabilities for losses are not discounted except for certain long-term disability claims under workers' compensation insurance where the discount is not material.

        In the following table, the liability for losses and LAE are reconciled for each of the three years ended December 31, 1995. Included therein are current year data and prior year development.






                 RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                           1995       1994      1993
                                               (In thousands)

Liability for losses and LAE, net,
  at beginning of year                  $121,923   $106,115   $ 96,740

Provision for losses and LAE for
  claims occurring in the current year    80,061     73,790     61,308

Increase (decrease) in estimated losses
  and LAE for claims occurring in prior
  years                                   10,266     (2,934)      (196)
                                          90,327     70,856     61,112
Loss and LAE payments for claims
  occurring during:
    The current year                      23,743     20,000     17,834
    Prior years                           45,789     35,048     33,903
                                          69,532     55,048     51,737

Liability for losses and LAE, net        142,718    121,923    106,115

Reinsurance recoverable                  257,161    219,676    184,718

Liability for losses and LAE
  at end of year as reported in
  financial statements                  $399,879   $341,599   $290,833


        The Company has relied upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections, based upon historical patterns and performed quarterly, include the extrapolation of both losses paid and incurred, by line of business and accident quarter, and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a consistent range of estimates for setting the Company's reserve levels. For further input, the Company's Loss Reserve Committee periodically reviews changes in operations in pertinent areas such as underwriting standards, product mix, claims management and legal climate. Such input may lead to modifications of the statistical projection methods.

        The Company's liability for losses and LAE as of December 31, 1995 was $142,261,000 determined in accordance with SAP and $399,879,000 determined in accordance with GAAP. The difference principally relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities.

        The following table presents the development of balance sheet liabilities for 1985 through 1995. The liability line of the table indicates the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims that were unpaid at each annual balance sheet date, including provision for losses estimated to have been incurred but not reported to the Company. The middle portion of the table shows the re-estimated amount of the previously reported liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

        The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1985 liability estimate has developed a $2,667,000 redundancy over ten years. The effect on pretax income during the past three years of changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table above.

        The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1995, the Company had paid $45,486,000 of the currently estimated $47,047,000 of losses and LAE that had been incurred, but not paid, through the end of 1985; thus an estimated $1,561,000 of losses incurred through 1985 remain unpaid as of the current balance sheet date.

        In evaluating this information it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1988, but incurred in 1985, will be included in the cumulative redundancy amount for years 1985, 1986, 1987 and 1988. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Analysis of Loss and Loss Adjustment Expenses Development
                 (Thousands of dollars)


                                  Year ended December 31,
                      1985    1986    1987    1988    1989    1990
Liability for
unpaid Losses
and Loss adjust-
ment expenses        49,714  54,640  62,013  67,154  70,567  75,420

One Year Later       48,216  54,292  59,515  64,411  68,357  74,844
Two Years Later      48,885  52,591  58,357  62,135  65,277  73,538
Three Years Later    47,057  51,044  56,650  59,859  63,792  73,151
Four Years Later     47,095  50,570  55,367  58,606  63,556  74,190
Five Years Later     46,618  49,713  54,595  59,131  63,584  76,509
Six Years Later      46,208  49,344  54,904  59,304  64,962
Seven Years Later    46,240  49,879  54,924  60,161
Eight Years Later    46,714  49,785  55,682
Nine Years Later     46,619  50,315
Ten Years Later      47,047

Cumulative Redun-
dancy (Deficiency)    2,667   4,325   6,331   6,993   5,605 (1,089)
                       1991    1992    1993    1994    1995

                     84,178  96,712 106,115 121,923 142,718

                     83,987  96,516 103,181 132,189
                     83,341  97,208 112,176
                     85,197 103,592
                     88,928







                     (4,750) (6,880) (6,061) (10,266)



Cumulative amount
of Liability paid
through:
One Year Later       15,540  16,307  18,133  19,242  19,744  23,681
Two Years Later      24,974  26,630  29,287  30,362  32,840  38,067
Three Years Later    31,904  34,295  36,927  39,511  42,271  50,194
Four Years Later     36,982  39,129  42,872  45,698  49,803  58,830
Five Years Later     39,786  42,402  46,734  50,434  54,602  65,025
Six Years Later      41,783  44,721  49,262  53,433  58,185
Seven Years Later    43,177  46,101  51,067  55,598
Eight Years Later    44,051  47,200  52,538
Nine Years Later     44,895  48,150
Ten Years Later      45,486


Net Liability -
End of Year
Reinsurance
Recoverable

Gross Liability -
End of Year

Net Re-estimated
Liability - Latest
Re-estimated
Recoverable - Latest

Gross Re-estimated
Liability - Latest

Gross Cumulative
Deficiency
                      1991    1992    1993    1994    1995


                     26,852  33,903  35,048  45,789
                     44,989  54,615  59,701
                     59,336  71,653
                     69,995







                                    106,155  121,923  142,718

                                    184,718  219,676  257,161


                                    290,833  341,599  399,879



                                    112,176  132,189


                                    206,059  237,470



                                    318,235  369,659


                                    (27,402) (28,060)

Item 2. Properties

        The Group's executive and administrative offices are located on six floors of a ten-story office building at 122 Fifth Avenue, New York, New York 10011 and one floor of an adjoining office building at 120 Fifth Avenue, New York, New York 10011. These facilities total approximately 113,300 square feet, under leases which each expire on September 30, 1998.

        The Group also conducts limited operations from branch offices located in Manhattan, Mineola, Scarsdale and Rochester, New York, Boston, Massachusetts and Bedford, New Hampshire. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Arrangement" under Item 1, herein.

Item 3. Legal Proceedings

        The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with Counsel, the Company does not believe that such litigation will have a material effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        The information to be included under the caption "Submission of Matters to a Vote of Security Holders" is included in the Company's Form 10-Q for the quarterly period ended September 30, 1995.



                                                         PART II


Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

    (a) Market Information

        The Company's common stock trades on The Nasdaq Stock Market under the symbol "ALCI". The following table sets forth, for the calendar quarters indicated, the high and low closing trade price per common share as reported by the Wall Street Journal and National Association of Securities Dealers, Inc.

                                           High                  Low

        1st Quarter 1996
        (through March 15, 1996)        $ 9 3/8                 $ 8

        1st Quarter 1995                  9 3/4                   8 3/4
        2nd    "     "                    9 1/4                   8 1/2
        3rd    "     "                    9 1/2                   8 1/2
        4th    "     "                    9 3/4                   8

        1st Quarter 1994                 11 1/4                   9
        2nd     "    "                   11 3/8                  10
        3rd     "    "                   10 3/4                  10
        4th     "    "                   10 1/2                   9

     (b) Holders

        The number of shareholders of record of common shares at December 31, 1995 was 617.


        (c) Dividends

        The Company has paid no dividends on its common shares since 1975. Without the approval of the New York State Insurance Department, dividends are limited to the lowest of 1) 10% of surplus as computed on a SAP basis, 2) earned surplus determined on a SAP basis and 3) adjusted net investment income during the 36 month period prior to declaration.
The Company does not presently anticipate paying dividends in the near future.


Item 6. Selected Financial Data

                                       Years ended December 31
                               1995      1994   1993(b)   1992     1991
                         (Thousands of dollars, except per share amounts)

Total revenues             $117,892  $107,286  $94,632 $89,845  $76,943

Income before cumulative
  effects of changes in
  accounting principles        $563    $6,901  $ 7,222  $8,482   $6,984
Cumulative effects of
  changes in accounting
  principles                     -        -      6,171     -        -
Net income(a)                  $563    $6,901  $13,393  $8,482   $6,984

Per share:
Income before cumulative
  effects of changes in
  accounting principles       $0.08     $0.97    $1.02   $1.20    $0.99
Cumulative effects of
  changes in accounting
  principles                    -          -      0.88      -        -

Net income (a)                $0.08     $0.97    $1.90   $1.20    $0.99

a) Net income includes net securities (losses) gains, net of applicable tax, as follows:

                               (Losses)Gains               Per Share

                         1995             $ (133,000)                 $(0.02)
                         1994               (437,000)                  (0.06)
                         1993                918,000                    0.13
                         1992              1,470,000                    0.21
                         1991                297,000                    0.04

b) The cumulative effects of changes in accounting principles related to changes in accounting for income taxes, postretirement benefits and retrospectively rated reinsurance contracts.

                                          At December 31
                           1995      1994      1993      1992      1991
                                    (Thousands of dollars)

Total assets(a)        $660,820  $582,508  $513,558  $236,094  $196,518
Invested assets         273,548   237,878   219,608   199,220   162,939
Surplus note:
   Face value             7,000     7,000     7,000     7,000     7,000
   Interest               6,524     5,911     5,395     4,975     4,513
Common Shareholders'
  Equity(b)              75,936    63,264    69,813    53,780    44,598
GAAP Combined Ratio      115.4%(d) 102.5%    103.5%    103.5%    103.7%
SAP Combined Ratio       107.5%(d) 101.3%    101.6%    101.8%    101.1%
Industry SAP Combined
  Ratio                    NA      108.5%    106.9%    115.7%    108.8%
Premium to Surplus
  Ratio (c)                1.6       1.7       1.5       1.6       1.6

(a) Includes $336,450,000, $297,290,000 and $249,420,000 in 1995, 1994
    and 1993, respectively, for reinsurance receivables. Prior to December 31, 1993, reinsurance receivables were netted against loss reserves and unearned premiums.

(b) Includes unrealized appreciation of $1,240,000 in 1995 and $2,581,000 in 1993 and unrealized depreciation of $10,869,000 in 1994, all net of tax, on securities classified as available for sale.

(c) Premium to Surplus Ratio was calculated by dividing statutory net premiums written by year-end statutory surplus.

(d) For 1995, the difference between SAP and GAAP combined ratios resulted primarily from a change in the statutory accounting treat-ment for retrospectively rated reinsurance agreements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        During each of the three years in the period ended December 31, 1995, the Company operated profitably and net cash was provided from operations.

        At December 31, 1995, the yield of the Company's bond portfolio was 5.8% with an average maturity of 2.8 years. Additionally, at December 31, 1995, approximately 91% of the bond portfolio was invested in issues of the U.S. Government and its agencies with the remainder invested in investment grade corporate and industrial issues. The Company presently anticipates reinvesting proceeds from maturities and investment income in substantially similar investments with a slightly longer duration.
In February 1996, the Company sold investments available for sale with an aggregate book value at date of sale of $75,517,896 and realized gains of $455,053.

        The Company believes its immediate cash needs will not require the sale of bonds, although it may sell certain of these securities from time to time. During 1995, the Company sold certain long-term securities to shorten the average duration of its investment portfolio.

        Principally as a result of a decline in market interest rates during 1995, the market value of the Company's bond portfolio at December 31,

1995 was $1,932,000 above amortized cost. While this has resulted in an increase in shareholders' equity, it had no effect on results of operations or cash flows.

        The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

Results of Operations

Revenues

        Revenues have increased in each of the last three years, principally due to premium growth. Although faced with price competition in its traditional markets, the Company has been able to increase premium levels through the development of certain commercial niche markets, rate increases and the acquisition of blocks of private passenger and commercial automobile assigned risk business from insurance companies required or volunteering to terminate such coverage.

        The Company's premium rate increases require the prior approval of the New York Insurance Department. For voluntary private passenger automobile business, rate increases of 4.5% and 6.7% were implemented in September 1995 and October 1993, respectively; there was no rate change during 1994. For voluntary commercial automobile business, a 3.0% rate increase was implemented in February 1995; there were no rate changes during 1994 and 1993. For voluntary statutory automobile business, rate increases of 6.0%, 7.6% and 6.9% were implemented in February 1995, February 1994 and February 1993, respectively. For assigned risk private passenger automobile business, rate increases of 5.8% and 8.6% were implemented in December 1995 and August 1994, respectively; there was no rate change during 1993. For assigned risk commercial automobile business, rate increases of 15.2% and 18.3% were implemented in March
1995 and May 1993, respectively; there was no rate change during 1994.
For liability other than automobile, there were no rate changes during the last three years. For homeowners, there was a 3% increase in December 1995, and no increases during 1994 or 1993. In addition, the Company adopted workers' compensation rate changes promulgated by the New York State Compensation Insurance Rating Board of -8.4%, +1.4%, -15.4% and +14.4% that were implemented in October 1995, October 1994, April
1994 and October 1993, respectively.

        Investment income has increased in each of 1995 and 1994 primarily as a result of growth in invested assets resulting from positive cash flows. During 1995 and 1994, the Company realized losses on the sale of certain investments in order to shorten the average duration of its investment portfolio. In 1993, the Company sold certain investments to generate realized gains.

        Service fee income has increased in each of 1995, 1994 and 1993 primarily as a result of the Group's increased acquisition of blocks of automobile assigned risk business from other insurance companies for a fee.

Expenses

        Losses incurred for 1995 increased primarily as a result of reserve strengthening, while losses incurred for 1994 and 1993 were greater than those of the preceding year largely due to increased assigned risk automobile premium volume. During 1995, the Company strengthened reserves in automobile and workers compensation lines by approximately $10,300,000, net of salvage and subrogation of $471,000. Actuarial studies conducted during 1995 have identified revised loss development patterns in automobile lines, which may indicate greater ultimate loss experience than previously expected. The Company also reopened closed no-fault claims files during 1995 and made additional payments on prior years' claims. This, along with changes in claim handling practices, have increased the difficulty of estimating ultimate losses, and actual losses may be different than the studies indicated. However, the Company strengthened reserves to the levels indicated in the actuarial studies.
The Company will continue to analyze loss development patterns on a quarterly basis and will evaluate the adequacy of it loss reserves. Also, assessments for certain workers' compensation assigned risk pools and funds added approximately $1,060,000, $178,000 and $900,000 to incurred losses for the commercial lines business segment in 1995, 1994 and 1993, respectively. In addition, in 1995, the Company refined its estimate of anticipated salvage and subrogation. Anticipated salvage and subrogation reduced incurred losses by approximately $1,772,000, $28,000 and $300,000 for the years 1995, 1994 and 1993, respectively.

        Loss adjustment expenses have risen in each of 1995, 1994 and 1993 as a result of increased claims activity as well as increased operating expenses, a portion of which is allocated to loss adjustment expense.

        The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected increases of $769,000, $3,360,000 and $634,000 in 1995, 1994 and 1993, respectively.
The increase in 1995 was the result of increased amortization of acquisition costs stemming from the growth in earned premiums. The increase in 1994 was principally the result of a higher level of expenses associated with increased premium volume coupled with an increase in amortization of acquisition costs stemming from growth in earned premiums. The increase in 1993 stemmed largely from a decrease in the level of acquisition costs deferred.

Impact of Inflation

        The Company, as well as the property and casualty insurance industry, in general, is affected by inflation. With respect to losses, the Company's claim severity is affected by the impact of inflation on the cost of automobile repair parts, medical costs and lost wages. The costs of adjusting claims and other underwriting expenses have also been adversely affected by inflationary pressures on salaries and employee benefits. The Company receives rate increases based in part upon its experience as well as the industry's experience. Accordingly, premium increases generally follow the rate of inflation.

Item 8.  Financial Statements and Supplementary Data

See page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                                        PART III


Item 10. Directors and Executive Officers of the Registrant

        Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 14 members divided into three classes: Class I, Class II and Class III. Classes I and III consist of five directors each and Class II consists of four directors. One class of directors is elected in each year for a three-year term. All of the directors of the Company are also directors of Empire and Centurion. On March 4, 1996, Mr. Richard G. Petitt was appointed by the Board of Directors as a Class III director, Chairman of the Board and Chief Executive Officer filling a Board vacancy created by the resignation of Mr. Robert Iacona. Currently, a vacancy exists on the Board owing to the resignation of Mr. Thomas A. Ruden, a Class I director.

Name, Age and Position       Principal Occupation, Office
     with Company                  and Term of Office

Richard G. Petitt, 47,       Principal Occupation - Chairman of the
Director, Chairman of the      Board and Chief Executive Officer of the
Board & Chief Executive        Company  and  Empire since  March, 1996.
Officer                        Chairman of the Board and President of
                               Colonial Penn Life Insurance Company since
                               March, 1992 and August 1991, respectively.
                               Since September 1983, has served in
                               various executive capacities at Leucadia and its subsidiaries including Vice
                               President of Leucadia and President of the Sperry & Hutchinson Co., Inc.
                             Director since March 1996; current term
                               expires 1996.

Andrew W. Attivissimo,56,  Principal Occupation - President of the
Director, President &          Company and Empire since August 1991.
Chief Operating Officer        Chief Operating Officer of the Company
                               and Empire since December 1995.
                               Previously, Chief Executive Officer of the
                               Company and Empire from August 1991 to
                               December 1995. Senior Vice President and
                               Chief Financial Officer of the Company and
                               Empire from February 1985 to August 1991 and Treasurer from September 1988 to August 1991.
                             Director since September 1988; current term
                               expires 1996.

Martin B. Bernstein, 62,     Principal Occupation - President and
Director Director of Ponderosa Fibres of America Inc. (a pulp manufacturer for paper producers).
                             Director since February 1988; current term
                               expires 1998.

Name, Age and Position        Principal Occupation, Office
     with Company                   and Term of Office

Ian M. Cumming, 55,            Principal Occupation - Presently and
Director                         since June 1978, Chairman of the
                                 Board and a Director of Leucadia.
                                 Director of Skywest, Inc. (a Utah-based
                                 regional air carrier) since June 1986.
                                 Director of M.K.Gold (an international gold mining company) since June 1995.
                                 Director since February 1988; current
                                 term expires 1997.

Thomas E. Mara, 50,            Principal Occupation  -  Presently and
Director                         since May 1980, Executive Vice
                                 President of Leucadia and Treasurer of
                                 Leucadia since January 1993.
                                 Director since October 1994; current
                                 term expires 1997.

Oliver L. Patrell, 68,         Principal Occupation - Independent
Director consultant. Previously, Chairman of the Board of Colonial Penn Insurance
                                 Company ("CPIC") from August 1991 to
                                 February 1996.  Chief Executive Officer
                                 of CPIC from August 1991 to May 1995.
                                 President of CPIC from August 1991 to May 1994. Chairman of the Board of the Company and Empire from February 1984 to February
                                 1996. President of the Company and Empire from February 1983 to August 1991. Chief Executive Officer of the Company and Empire from February 1983 to August 1991 and also from December 1995 to February
                                 1996.
                                 Director since February 1983; current
                                 term expires 1996.

Louis V. Siracusano, 49,       Principal Occupation - Attorney with
Director McKenna, Fehringer, Siracusano & Chianese (a law firm) for over five years.
                                 Director since 1985; current term
                                 expires 1998.

Joseph S. Steinberg, 52,       Principal Occupation - President since
Director                         January 1979 and Director since
                                 December 1978 of Leucadia. Director of
                                 M.K. Gold (an international gold mining
                                 company) since June 1995. Director since
                                 June 1988 of Jordan Industries, Inc., a
                                 holding company principally engaged in
                                 manufacturing. Chairman of the Board of
                                 CPIC since February 1996.
                                 Director of the Company since February
                                 1988; current term expires 1997.

Name, Age and Position        Principal Occupation, Office
     with Company                   and Term of Office

Daniel G. Stewart, 77,        Principal Occupation - Independent
Director consulting actuary. Previously, Senior Vice President of Mutual Benefit Life Insurance Company from 1985 to November 1991.
                              Director since 1980; current term expires
                                1997.

Lucius Theus, 73,             Principal Occupation - President, The
Director U.S. Associates (consultants in civic affairs, human resources and business management) since 1989. Principal and Director of the Wellness Group, Inc.
                                (a provider of health promotion
                                programs) since 1989; Corporate
                                Director, Civic Affairs of Allied
                                Corporation (a diversified industrial
                                company) since 1979.
                              Director since 1980; current term expires
                                1998.

Helen W. Vogel, 78,           Principal Occupation - Teacher of
Director political science at the White Plains, New York, Senior Center for over five years.
                              Director since 1980; current term expires
                                1998.

Harry H. Wise, 57,            Principal Occupation - President and
Director                        Director, H.W. Associates, Inc.
                                President and Director, Madison Equity
                                Capital Corp. (a sponsor of private
                                investment partnerships).
                              Director since February 1988; current
                                term expires 1996.

Henry H. Wulsin, 48,          Principal Occupation -  President since
Director May 1994 and Chief Executive Officer since May 1995 of CPIC. Previously, Chief Operating Officer from August 1991 to May 1995 and Executive Vice President from August 1991 to May 1994 of CPIC. Senior Vice President of the Company and Empire from May 1988 to September 1991.
                              Director since 1993; current term expires
                                1996.

Larry A. Frakes, 44,          Principal Occupation - Senior Vice  Senior
Senior Vice President           President of the Company and Empire
                                since November 1991. Previously, Senior
                                Vice President from March 1990 to
                                November 1991 and Vice President from
                                1987 to March 1990 of Insurance Company
                                of North America.

Name, Age and Position          Principal Occupation, Office
     with Company                     and Term of Office

Francis M. Colalucci, 51,       Principal Occupation - Senior Vice
Senior Vice President, Chief      President, Chief Financial Officer
Financial Officer & Treasurer     and Treasurer of the Company and
                                  Empire since January 1996.  Previously,
                                  Vice President & Corporate Treasurer
                                  of Continental Corporation from 1991
                                  to January 1996.

Thomas A. Daffron, 57,          Principal Occupation - Senior Vice
Senior Vice President             President of the Company and Empire
                                  since August 1995. Previously, Vice
                                  President of Home Insurance Company
                                  from July 1990 to July 1995.

Bruce J. Osterman, 45,          Principal Occupation - Vice President
Vice President & Controller       & Controller of the Company and
                                  Empire since September 1991.
                                  Previously, Assistant Vice President
                                  & Assistant Treasurer of the Company
                                  and Empire from February 1985 to
                                  September 1991.


Item 11. Executive Compensation

     The Company does not directly remunerate officers. Thirty percent of salaries paid to officers and all other employees of Empire are allocated and charged to the Company along with other operating expenses pursuant to the pooling arrangement described above in Item 1, "Business". In 1995, no executive officer received annual compensation in excess of $100,000 under the pooling arrangement.

     The Company does not directly remunerate directors. The directors of the Company and Empire who are not employees of Empire and the Company are paid an annual fee of $5,000. In addition, eligible directors receive $1,500 for each joint board meeting attended. For attendance at a meeting of a committee of the joint board, such directors receive $1,500 per meeting. Each committee chairmanship receives an annual retainer fee of $500. All fees paid to such directors are shared in accordance with the pooling arrangement.

Pension Plan

     Pensions for officers and employees of the Company are provided under a trusteed non-contributory pension plan ("1985 Plan"). Any employee is eligible for membership in the 1985 Plan on July 1st or January 1st of any plan year after which he has completed one full year of service, consisting of a minimum of 1,000 credited hours, with Empire, provided they have attained the age of 21 years on such date.

     Members of the 1985 Plan receive a basic pension if they work until their normal retirement date which is the last day of the month in which they attain 65 years of age with 5 years of credited service. Any member in the active employ of Empire may elect early retirement between 55 and
65. A member electing early retirement must have at least 10 years of service. A monthly average of total compensation received over the highest 5 consecutive plan or calendar years before retirement is taken to compute benefits as follows:

1.30% of the first $833 per month of average pay, plus
1.75% of average pay over $833 per month.

     The sum of these two credits is multiplied by the years of credited
service.   The basic benefit amounts listed in the table below are not subject to any deduction for Social Security benefits or other offset amounts. The maximum benefit payable under the pension plan is $90,300 per year.

     The amounts set forth in the following table show estimated annual benefits upon retirement to which the Company contributes 30% of such cost through the pooling arrangement.
     Highest
 Five Year Average
 Compensation at                      Years of Service
   Retirement          10        15       20       25       30      35

   $ 10,000       $ 1,300   $ 1,950  $ 2,600  $ 3,250  $ 3,900 $ 4,550

     25,000         3,925     5,888    7,850    9,813   11,775  13,738

     50,000         8,300    12,450   16,600   20,750   24,900  29,050

     75,000        12,675    19,013   25,350   31,688   38,025  44,363

    100,000        17,050    25,575   34,100   42,625   51,150  59,675

    150,000        25,800    38,700   51,600   64,500   77,400  90,300

Salary Cap Restoration Plan

     In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the 1985 Plan, of the officer's highest five year average compensation (not to exceed $300,000) at retirement and the current maximum compensation limit of $150,000. The SCRP is an unfunded plan. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.

Employment Agreements

     Empire has an employment agreement with Mr. Attivissimo pursuant to which he has agreed to continue to serve as a senior executive officer of Empire. Mr. Attivissimo's employment agreement which was to have ended December 31, 1995, was renewed for a one year term effective January 1, 1996. Mr. Attivissimo's employment agreement will continue from year to year thereafter unless the period of employment is terminated effective at the end of a calendar year by either Mr. Attivissimo or Empire on at least six months written notice.

     The Board of Directors may review annually the compensation payable to Mr. Attivissimo in accordance with Empire's existing merit pay plan.

Bonus compensation will continue under the existing Incentive Plan under which Mr. Attivissimo is eligible for a target bonus of 30% of base salary with a maximum bonus of 65% of base salary.

    Pursuant to the employment agreement, Empire is to provide Mr. Attivissimo with annual supplemental retirement benefits equal to 60%
of the average of his compensation (base salary, bonus compensation and performance award) over the highest five consecutive years of service with Empire, less Empire's qualified retirement plan benefits and less one-half of social security benefits, provided that Mr. Attivissimo shall receive a minimum annual supplemental retirement benefit equal to 30% of such average compensation, irrespective of any such offsets or any vesting requirements.

     Under the pooling arrangement, the Company is obligated to pay 30% of the compensation and cost of benefits payable to Mr. Attivissimo under his employment agreement.

Long Term Incentive Plan

     Prior to 1996, Empire had a Long Term Incentive Plan which, based upon the attainment of certain performance goals, awarded officers with units of participation in a compensation pool. The plan was terminated in 1996 and, accordingly, no awards were granted in 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of March 15, 1996 as to the Common Shares of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common Shares.

           Name and                    Amount and
           Address of                  Nature of
           Beneficial                  Beneficial           Percent of
           Owner                       Ownership               Class

    Empire Insurance Company       5,987,401 Common           84.6%
    122 Fifth Avenue               Shares owned of
    New York, N.Y.  10011          record

     As discussed in Item 1, "Business", Leucadia (and certain of its wholly- owned subsidiaries) may be deemed a parent of Empire and therefore of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire. Further, a wholly owned subsidiary of Leucadia, Baldwin Enterprises, Inc., directly owns approximately 4.6% of the outstanding common stock of the Company.

Security Ownership of Management

     The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by all directors and by directors and officers of the Company as a group as of December 31, 1995 with respect to the Company's Common Shares and as of March 15, 1996 with respect to Leucadia's and Empire's securities.

Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.
Name of Beneficial             Amount and Nature of          Percent of
     Owner                     Beneficial Ownership             Class

Andrew W. Attivissimo                17,000                        *
Martin B. Bernstein                     -                          -
Ian M. Cumming (1)                      -                          -
Thomas E. Mara                          -                          -
Oliver L. Patrell (2)                16,950                        *
Richard G. Petitt                       -                          -
Louis V. Siracusano                     -                          -
Joseph S. Steinberg (1)                 -                          -
Daniel G. Stewart                       -                          -
Lucius Theus                            -                          -
Helen W. Vogel                          -                          -
Harry H. Wise                           -                          -
Henry H. Wulsin                         -                          -
Directors and officers
as a group (15 persons) (3)          33,950                        *

*  Less than 1% of Common Stock

(1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of Common Stock of the Company, by virtue of their respective approximately 16% and 15% interest in Leucadia each may be deemed to be the beneficial owner of a proportionate number of the shares of Common Stock of the Company beneficially owned by Leucadia through its 100% ownership of Empire.

(2) Excludes 8,200 shares of the Company held in a remainder trust as to which Mr. Patrell disclaims beneficial ownership.

(3) Aside from the beneficial ownership described in note 1 to this table, five directors beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.

Item 13. Certain Relationships and Related Transactions

     See Item 1 of this report and Notes 1,3,8,9 and 10 of Notes to Consolidated Financial Statements for information relating to transactions and relationships between the Company and its affiliates.

                                    PART IV





Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

    1. The following Financial Statements of Allcity Insurance Company are included in item 8:

    Report of Independent Accountants
    Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Income for the years ended December
      31, 1995, 1994 and 1993.
    Consolidated Statements of Changes in Capital Accounts for the years ended December 31, 1995, 1994 and 1993.
    Consolidated Statements of Cash Flows for the years ended December
      31 1995, 1994 and 1993.
    Notes to Consolidated Financial Statements.
    Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations for the years ended December 31, 1995, 1994 and 1993.

    2. The information for Schedules I, IV and V required to be filed pursuant to Regulation S-X, Article 7 is contained in the Notes to Consolidated Financial Statements and, therefore, these schedules have been omitted. The information required by Schedules III and of Article 7 is combined in Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations. All other required schedules are not applicable.

    3. The exhibits required by Item 601 of Regulation S-K have been filed herewith, see attached Exhibit Index.

(b) Reports on Form 8-K.

    During the quarter ended December 31, 1995, there were no reports Form 8-K filed for the Company.

(c) Exhibits Required by Item 601 of Regulation S-K.

    See attached Exhibit Index.

(d) Financial Statements Required by Regulation S-X.

    See Item 14(a).

                          Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ALLCITY INSURANCE COMPANY


March 27, 1996                                   By:ANDREW W. ATTIVISSIMO
                                                    Andrew W. Attivissimo
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.




ANDREW W. ATTIVISSIMO                                      MARTIN B. BERNSTEIN
Andrew W. Attivissimo                                      Martin B. Bernstein
Director, President                                        Director




JOSEPH S. STEINBERG                                        LOUIS V. SIRACUSANO
Joseph S. Steinberg                                        Louis V. Siracusano
Director                                                   Director




THOMAS E. MARA                                             DANIEL G. STEWART
Thomas E. Mara                                             Daniel G. Stewart
Director                                                   Director




HARRY H. WISE                                              LUCIUS THEUS
Harry H. Wise                                              Lucius Theus
Director                                                   Director




BRUCE J. OSTERMAN                                          OLIVER L. PATRELL
Bruce J. Osterman                                          Oliver L. Patrell
Vice President & Controller                                Director
(Principal Financial &
  Accounting Officer)

                        EXHIBIT INDEX


     The following designated exhibits, as indicated below, are either filed herewith (if indicated by an asterisk) or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference to such filings. Reference is made to Item 8 of this Form 10-K for a listing of certain financial information and statements incorporated by reference herein.

Exhibit Number                          Description of Document

       3 Corporate charter, as amended, and by-laws, as amended, of the Company (Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended December 31,
                                        1994).

       10(a) Pooling Agreement, as amended through March 31, 1982, between Empire and the Company (Incorporated by reference to
                                        Exhibit 10(a)-20 of the Company's Form
                                        8 Amendment No. 1 of its annual Report
                                        for the year ended December 31, 1981).

       10(b) Lease Agreement, dated November 15, 1982 between Empire and 122 Fifth Associates (Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K or the year ended December 31,
                                        1982).

       10(c) Centurion Agreement, made effective as of August 21, 1987 by and between Empire and the Company, and Centurion. (Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31
                                        1987).

       10(d) Empire Mutual Executive Deferred Compensation Plan dated November 17, 1987. (Incorporated by reference to
                                        Exhibit 10(f) of the Company's Annual
                                        Report on Form 10-K for the year ended
                                        December 31, 1987).

       10(e) Empire Mutual Insurance Company Supplemental Retirement Plan dated November 17, 1987. (Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

Exhibit Number                         Description of Document



          10(f) Tax Allocation Agreement dated February 28, 1989 among the Company, PHLCORP, Empire, Centurion, Oscar Katz Incorporated, Oscar Katz Taxi Brokerage Incorporated, Executroll Services Corporation, Empall Agency Incorporated and Concourse Agency Incorporated. (Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

          10(g) Employment Agreement made as of January 1, 1993 by and between Empire and Andrew W. Attivissimo. (Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992).


          10(i) Empire Insurance Company Salary Cap Restoration Plan dated May 26, 1994. (Incor-porated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31,
                                     1994).

          28*(P) Schedule P of the Registrant's 1995 Annual Statement to Insurance Departments is filed as Exhibit 28 herewith.

ITEM 8. Financial Statements and Supplemental Data



   The following financial information is submitted herein:

                                                               Page

Report of Independent Accountants                                F2
Consolidated Balance Sheets - December 31, 1995 and 1994         F3
Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993                               F4
Consolidated Statements of Changes in Capital Accounts for
  the years ended December 31, 1995, 1994 and 1993               F5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                               F6
Notes to Consolidated Financial Statements.                      F7
Schedule:
  Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations for the years
  ended December 31, 1995, 1994 and 1993                        F25

                                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Allcity Insurance Company:

We have audited the consolidated financial statements and the financial statement schedule of ALLCITY INSURANCE COMPANY and SUBSIDIARY listed in the index on page F1 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allcity Insurance Company and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As more fully discussed in Note 2 to the consolidated financial statements, in 1993, the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, multiple year retrospectively rated contracts and certain investments in debt and equity securities, all as set forth in various pronouncements of the Financial Accounting Standards Board and the Emerging Issues Task Force.


                              COOPERS & LYBRAND L.L.P.







New York, New York
February 21, 1996

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share and per share amounts)
                                                   December 31
                                                  1995       1994
ASSETS
  Investments:
    Available for sale (aggregate cost of
      $259,566 in 1995 and $222,688 in 1994)  $261,473   $211,413
    Held to maturity (aggregate fair value
      of $503 in 1995 and $486 in 1994)            478        479
    Short term (at cost)                        11,597     25,986
                           TOTAL INVESTMENTS   273,548    237,878

  Cash                                           3,272      3,943
  Agents' balances, less allowance for
    doubtful accounts ($1,093 in 1995 and
      $952 in 1994)                             21,155     19,319
  Accrued investment income                      3,720      3,321
  Reinsurance balances receivable              257,615    219,854
  Prepaid reinsurance premiums                  79,285     77,614
  Equity in pools and associations                 667      1,175
    Deferred policy acquisition costs            8,578      8,569
    Deferred tax benefit                        10,281      8,535
  Other assets                                   2,699      2,300
                                 TOTAL ASSETS $660,820   $582,508


LIABILITIES
  Unpaid losses                               $348,832   $297,846
  Unpaid loss adjustment expenses               51,047     43,753
  Unearned premiums                            125,942    123,186
  Accounts payable and accrued liabilities       1,964      2,347
  Drafts payable                                 4,844      3,436
  Due to affiliates                             17,865     20,422
  Unearned service fee income                    5,109      4,256
  Reserve for servicing carrier claim
    expenses                                     6,910      5,250
  Other postretirement benefits                  3,537      3,335
  Reinsurance balances payable                   3,476        221
  Other liabilities                              1,834      2,281
  Surplus note                                  13,524     12,911
                            TOTAL LIABILITIES  584,884    519,244

CAPITAL
  Common stock, par value $1.00: 7,368,420
    shares authorized; 7,078,625 shares issued
    and outstanding in 1995 and 1994             7,079      7,079
  Additional paid-in capital                     9,331      9,331
  Net unrealized appreciation (depreciation)
    on investments (net of taxes of $667
    and $(406) in 1995 and 1994, respectively    1,240    (10,869)
  Retained earnings                             58,286     57,723
                                TOTAL CAPITAL   75,936     63,264

                TOTAL LIABILITIES AND CAPITAL $660,820   $582,508

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share
 and per share amounts)
                                           Year Ended December 31
                                           1995      1994     1993

REVENUES
  Premiums earned                      $ 94,251  $ 89,044  $76,920
  Net investment income                  15,358    13,187   12,265
  Service fee income                      7,683     4,958    3,551
  Net securities (losses) and gains        (205)     (662)   1,413
  Other income                              805       759      483
                                       117,892    107,286   94,632

LOSSES AND EXPENSES
  Losses                                 77,675    60,714   52,509
 Loss adjustment expenses                12,652    10,142    8,603
  Other underwriting expenses, less
    deferrals of $18,359 in 1995,
    $17,524 in 1994 and $15,252 in
    1993                                  7,810     8,698    6,808
  Amortization of deferred policy
    acquisition costs                    18,349    16,692   15,222
  Interest on surplus note                  613       516      420
                                       117,099     96,762   83,562

INCOME BEFORE FEDERAL INCOME TAXES
AND CUMULATIVE EFFECTS OF CHANGES
IN ACCOUNTING PRINCIPLES                    793    10,524   11,070

FEDERAL INCOME TAXES                        230     3,623    3,848

INCOME BEFORE CUMULATIVE EFFECTS
OF CHANGES IN ACCOUNTING PRINCIPLES         563     6,901    7,222

Cumulative effect to January 1, 1993
  of change in accounting for:

  Income taxes                                               3,650

  Postretirement benefits (net of
    income taxes of $1,008)                                 (1,956)

  Retrospectively rated reinsurance
    contracts (net of income taxes of
    $2,306)                                                  4,477
                            NET INCOME $    563   $ 6,901  $13,393

Per share data, based on 7,078,625
   average shares outstanding in 1995
   and 1994, and 7,052,906 in 1993:
Income before cumulative effects of
   changes in accounting principles       $0.08     $0.97    $1.02
Cumulative effects of changes in
   accounting principles                                      0.88
                  NET INCOME PER SHARE    $0.08     $0.97    $1.90

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS

ALLCITY INSURANCE COMPANY
(In thousands)
                                                C A P I T A L  A C C O U N T S
                                                       Net
                                        Additional  Unreal
                        Common Stock     Paid-In   App(Dep)  Retained    Tota
                        Shares  Amount   Capital   on Invest  Earnings   Capital


Bal at January 1, 1993    7,040  $7,040    $9,311      -      $37,429 $53,780

Net income for the year                                        13,393  13,393

Exercised stock options      39       39        20                         59

Cumulative effect of change
in accntg principle (net of
income taxes of $1,329)                            $2,581                2,581

Bal at December 31, 1993  7,079    7,079     9,331  2,581      50,822   69,813

Net income for the year                                         6,901    6,901

Change in unrealized depreciation
  on investments (net of income
  tax benefit of $1,803)                          (13,450)             (13,450)


Bal at December 31, 1994  7,079    7,079     9,331(10,869)     57,723   63,264

Net income for the year                                           563       563

Change in unrealized appreciation
  on investments (net of income
 taxes of $1,073)                                  12,109               12,109

Bal at December 31, 1995  7,079   $7,079    $9,331  $1,240     $58,286 $75,936

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLCITY INSURANCE COMPANY
(Thousands of dollars)
                                             Year Ended December 31
                                              1995      1994      1993

NET CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                              $    563   $ 6,901  $ 13,393
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Cumulative effects of changes in
        accounting principles                                   (6,171)
      Amortization                             (17)      335        531
      Net securities losses and (gains)        205       662    (1,413)
      Increase in agents' balances          (1,836)     (992)   (2,023)
      Increase in reinsurance
        balances receivable                (37,761)  (34,806)  (12,308)
    Increase in prepaid reinsurance
        premiums                            (1,671)  (12,912)   (3,948)
      Increase in deferred policy
        acquisition costs                       (9)     (832)      (30)
      Increase in deferred tax benefits     (1,746)   (2,486)   (1,756)
      Increase in unpaid losses
        and loss adjustment expenses        58,280    50,766    21,567
      Increase in unearned premiums          2,756    18,461     6,253
      Increase in drafts payable             1,408       319       549
      (Decrease) increase in due to
        affiliates                          (2,557)    3,274       (72)
      Increase in unearned service fees        853     1,206       453
      Increase in reserve for service
        carrier claims expenses              1,660     1,448       989
      Increase (decrease)in reinsurance
        balances payable                     3,255      (591)   (5,614)
      Other items, net                      (1,227)    1,648     7,783
     NET CASH PROVIDED BY OPERATING
        ACTIVITIES                          22,156    32,401    18,183

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Available for Sale:
   Acquisition of fixed maturities        (107,352)  (84,679) (108,315)
   Proceeds from sale of fixed maturities   48,405    56,303    39,827
   Proceeds from maturities of fixed
     maturities                             21,731    16,809    24,535
  Net change in short-term investments      14,389   (22,954)   28,425
         NET CASH USED BY INVESTING
     ACTIVITIES                            (22,827)  (34,521)  (15,528)
NET CASH FLOWS FROM FINANCING ACTIVITIES
  Exercised stock options                                           59
     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                     59

         NET (DECREASE) INCREASE IN CASH      (671)   (2,120)    2,714

               Cash at beginning of year     3,943     6,063     3,349

                     Cash at end of year $   3,272  $  3,943  $  6,063

  Cash paid for federal income taxes     $   3,714  $  6,393  $  3,327

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLCITY INSURANCE COMPANY

NOTE 1--ORGANIZATION

Allcity Insurance Company ("Allcity" or the "Company"), a property and casualty insurance company, is an 84.6% owned subsidiary of Empire Insurance Company ("Empire"). Empire Insurance Group (the "Group") is comprised of Allcity and its subsidiary, Empall Agency, Inc. ("Empall") and Empire and its other subsidiaries. Through various subsidiaries, Leucadia National Corporation ("Leucadia") owns 100% of Empire's common shares.

The property and casualty insurance business written by Empire and Allcity is subject to a pooling agreement under which premiums, losses, loss adjustment expenses and other underwriting expenses are shared on the basis of 70% to Empire and 30% to Allcity. The pooling percentages have been changed from time to time and may be changed in the future subject to New York State Insurance Department approval. Allcity has no employees of its own. Administrative services are provided by Empire and 30% of the related expenses are allocated to Allcity.

The Company's three business segments and principal lines of business are
(1) automobile (private passenger and commercial), (2) commercial (commercial multi-peril, workers' compensation and other liability) and
(3) personal and miscellaneous (fire, allied and homeowners) insurance coverages. Based on the Company's 1995 net premiums written, approximately 65.6%, 30.2% and 4.2% of such premiums were for the automobile, commercial and other lines of business, respectively. The Company markets its products primarily to individuals, retail establishments, restaurants, taxicab owners, and several types of service contractors. A substantial portion of the Company's and Empire's automobile business, both private passenger and commercial, is assigned risk business acquired through contractual arrangements with other competing insurance companies. These contractual arrangements provide for service fees to the Company and Empire within parameters established by the New York State Insurance Department. In addition, the Company acts as a servicing carrier providing administrative services in return for a fee to the New York Public Automobile Pool. Under similar arrangements, Empire acts as a servicing carrier for the Massachusetts Limousine/Taxi Program and the New Hampshire Commercial Automobile Insurance Procedure. Under the pooling arrangement, the Company assumes 30% of the fees and costs of these arrangements.

The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Based on 1995 direct premiums written, approximately 96.7% of the property and casualty business written by the Company and Empire was transacted in the State of New York.

The Company and Empire distributes its products through five general agents, one of which is an Empire subsidiary, and 385 independent agents and brokers. The Company's general agents produced approximately 21% of the Company's 1995 premium revenues.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Empall. The preparation of financial statements in conformity with generally accepted accounting principles

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLCITY INSURANCE COMPANY

NOTE 1--ORGANIZATION--CONTINUED

requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--ACCOUNTING POLICIES

Investments: In May 1993 the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS 115"). The Company adopted SFAS 115 on December 31, 1993. Under SFAS 115, marketable debt and equity securities are designated as either (1) "held to maturity" and carried at amortized cost, (2) "trading" and carried at fair value with differences between cost and fair value reflected in results of operations or (3) "available for sale" and carried at fair value with differences between cost and fair value being reflected as a separate component of capital, net of income tax effects. The adoption of SFAS 115 resulted in an increase in capital of $2,581,000 (net of applicable income tax) at December 31, 1993.

At December 31, 1995 and 1994, investments in debt securities on deposit with the New York State Insurance Department, which the Company has the positive intent and ability to hold to maturity, are classified as "Investments held to maturity". All other investments in debt securities are classified as "Investments available for sale" and stated at fair value. Net unrealized appreciation (depreciation) on investments available for sale (net of tax) is included as a separate component of capital.

Net securities gains or losses incurred upon disposal of investments are determined on a specific identification basis and are included in net income. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable value.

Unearned Premiums: Unearned premiums have been calculated using the monthly pro rata method.

Unpaid Losses and Loss Adjustment Expenses: Liabilities for unpaid losses and loss adjustment expenses ("LAE") are determined using case basis evaluations, statistical analyses for incurred but not reported losses and estimates for salvage and subrogation recoverable and represent estimates of ultimate net claim costs and LAE. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time to reflect changes in loss experience and are reflected in current earnings. Liabilities for losses are not discounted except for certain long-term disability claims under workers' compensation insurance which are not material.

Reinsurance: Unpaid losses, unpaid loss adjustment expenses and unearned premiums are stated gross of reinsurance ceded. Premiums written and earned, losses and LAE incurred, and other underwriting expenses are stated net of reinsurance ceded.

ALLCITY INSURANCE COMPANY

NOTE 2--ACCOUNTING POLICIES--Continued

On July 22, 1993, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus opinion on Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises", ("EITF 93-6"). EITF 93-6, which was required to be adopted no later than the third quarter of 1993, is applicable to certain per risk, excess of loss reinsurance contracts entered into during the normal course of the Company's business. As permitted, the Company recognized the adoption of EITF 93-6 as a cumulative effect of a change in accounting principle (retroactive to January 1, 1993) and recorded a reduction in reinsurance balances payable of $6,783,000 and a credit to income of $4,477,000, net of taxes.

Pension Cost: Empire funds actuarially determined pension costs as currently accrued; 30% of such pension costs are allocated to Allcity.

Other Postretirement and Postemployment Benefit Costs: Effective January 1, 1993, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions",("SFAS 106"), and No. 112, "Employers' Accounting for Postemployment Benefits", ("SFAS 112"). SFAS 106 and SFAS 112 require companies to accrue the cost of providing certain postretirement and postemployment benefits during the employee's period of service. SFAS 106 and SFAS 112 did not have a material effect on net income for 1995 and 1994 and income before cumulative effects of changes in accounting principles for 1993.

Policy Acquisition Costs and Premium Deficiencies: Policy acquisition costs such as commissions, premium taxes and certain other underwriting expenses, net of reinsurance allowances, are deferred (to the extent recoverable) and amortized ratably over the terms of the related policies. Anticipated losses, LAE and policy maintenance expenses, based on historical and current experience, are considered in determining the recoverability of the acquisition costs. Should the anticipated losses, LAE and policy maintenance expenses, net of anticipated investment earnings, exceed the related unearned premiums, the Company would provide for the indicated deficiency.

Participating Policies: Participating business on workers' compensation lines constitutes approximately 8% of the Company's policies in force and net premiums written. Amounts transferred to the participating policyholders' funds are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of policyholders' dividends on participating policies was $523,000, $452,000 and $384,000 in 1995, 1994 and 1993, respectively. Undistributed dividends payable to participating policyholders are included as a liability in the balance sheet.

Servicing Arrangements: Service Fee Income from assigned risk business acquired through contractual arrangements with other competing insurance companies is recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method. Premiums earned, losses and loss adjustment expenses incurred and related balance sheet accounts are reflected in the accompanying financial statements.

ALLCITY INSURANCE COMPANY

NOTE 2--ACCOUNTING POLICIES--Continued

Service fee income for the administrative services, including underwriting, policy issuance, premium collection and claims services, provided to the New York Public Automobile Pool (the "Pool") is recorded as a reduction to other underwriting expenses and is earned over the life of the policies issued. The premiums and losses processed by the Company on behalf of the Pool, which are not reflected in the consolidated statements of operations, are as follows for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                 1995             1994               1993
Premiums Earned               $ 60,458          $60,141           $52,338
Losses Incurred                100,595           57,654            55,896
Unpaid Losses                  117,736           79,695            64,987

The administrative services business is recorded on the financial statements of the insurance companies participating in the Pool. The Company is liable only for the loss adjustment expenses which are reflected as a reserve for servicing carrier claim expense and are determined using case basis evaluations and statistical analyses.

Federal Income Taxes: The Company uses the liability method in providing for income taxes. Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes", ("SFAS 109"). Under the liability method, deferred income taxes are provided at the statutorily enacted rates for differences between the tax and accounting bases of substantially all assets and liabilities and for carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

Earnings Per Share: Earnings per share are based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 1995 and 1994 and during 1993 the common stock equivalents were not significant.

Cumulative Effects of Changes in Accounting Principles: A summary of amounts included in cumulative effects of changes in accounting
principles   and related per share amounts for the year ended December
31, 1993 is as follows (in thousands, except per share amounts):

                                           Amount      Per Share Amount
SFAS 109                                  $ 3,650          $ 0.52
SFAS 106, less income taxes of $1,008      (1,956)          (0.28)
EITF 93-6,less income taxes of $2,306       4,477            0.64
                                          $ 6,171          $ 0.88

Presentation: Certain prior year amounts have been reclassified to conform with the 1995 presentation.

ALLCITY INSURANCE COMPANY

NOTE 3--SURPLUS NOTE

The Company issued a surplus note to Empire in 1980. The note has no due date and does not form a part of the legal liabilities of the Company. The surplus note provides, among other things, for interest to be accrued on the note based on a bank's prime rate. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent of Insurance of the State of New York ("Superintendent") and must be repaid, in whole or in part, when so ordered by the Superintendent.

NOTE 4--INVESTMENT OPERATIONS

Investment income is summarized as follows:
                                            Year Ended December 31
                                            1995       1994     1993
                                            (Thousands of dollars)
Investment income:
    Fixed  maturities                    $13,606    $12,465  $12,147
    Short-term investments                 2,126      1,007      372
                                          15,732     13,472   12,519
         Less: Investment expenses           374        285      254

                  NET INVESTMENT INCOME  $15,358    $13,187  $12,265



Investments at December 31, 1995 are summarized as follows:

                                   Gross Unrealized Aggregate
                          Amortized Appre-  Depre-    Fair     Carrying
                            Cost    ciation ciation   Value     Amount
                                     (Thousands of dollars)

Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies     $186,100  $1,755   $323   $187,532  $187,532
Mortgage-backed
  securities                61,444     495    155     61,784    61,784
Foreign governments            100              8         92        92
All other corporate bonds   11,922     146      3     12,065    12,065

        TOTAL INVESTMENTS
        AVAILABLE FOR SALE 259,566   2,396    489    261,473   261,473

Held to maturity:
U.S. Treasury securities       478      25               503       478
        TOTAL INVESTMENTS
        HELD TO MATURITY       478      25               503       478

Short-term (at cost)        11,597                     11,597   11,597
        TOTAL INVESTMENTS $271,641  $2,421   $489    $273,573 $273,548

ALLCITY INSURANCE COMPANY

NOTE 4--INVESTMENT OPERATIONS--CONTINUED

Investments at December 31, 1994 are summarized as follows:
                                   Gross Unrealized Aggregate
                          Amortized Appre-  Depre-    Fair     Carrying
                            Cost    ciation ciation   Value     Amount
                                     (Thousands of dollars)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies      $164,971     $78 $ 7,643  $157,406  $157,406
Mortgage-backed
  securities                 43,374           3,120    40,254    40,254
Foreign governments             100               8        92        92
All other corporate bonds    14,243             582    13,661    13,661
         TOTAL INVESTMENTS
        AVAILABLE FOR SALE  222,688      78  11,353   211,413   211,413

Held to maturity:
U.S. Treasury securities        479       7               486       479
         TOTAL INVESTMENTS
          HELD TO MATURITY      479       7               486       479

Short-term (at cost)         25,986                    25,986    25,986
         TOTAL INVESTMENTS $249,153     $85 $11,353  $237,885  $237,878

The amortized cost and fair value of investments by contractual maturity at December 31, 1995 are shown below (in thousands):
                                                              Aggregate
                                                 Amortized       Fair
                                                    Cost        Value
Investments available for sale:
Due in one year or less                           $ 31,561     $ 29,518

Due after one year through five years              164,894      168,546
Due after five years through ten years               1,667        1,625
              Sub total                            198,122      199,689
Mortgage-backed securities                          61,444       61,784
              Sub total                            259,566      261,473

Investments held to maturity:
Due after one year through five years                  478          503

Short-term investments                              11,597       11,597
                    TOTAL INVESTMENTS             $271,641     $273,573

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company sold certain of its investments in debt securities during 1995, 1994 and 1993 and realized gross gains of $343,000, $686,000 and
$1,413,000, respectively. Gross losses of $548,000 and $1,348,000 were realized on these sales in 1995 and 1994, respectively. In February

ALLCITY INSURANCE COMPANY

NOTE 4--INVESTMENT OPERATIONS--CONTINUED

1996, the Company sold investments available for sale with an aggregate book value at date of sale of $75,517,896 and realized gains of $455,053.

The changes in unrealized appreciation (depreciation) on investments available for sale in fixed maturities were $13,200,000, $(15,303,000) and $1,690,000 for the years ended December 31, 1995, 1994 and 1993, respectively, before income taxes.

As of December 31, 1995 and 1994, a security with a book value of approximately $480,000 was on deposit with the New York State Insurance Department.

NOTE 5--STATUTORY INFORMATION

The following is a reconciliation of net income and surplus as reported on a statutory basis to net income and capital as determined in conformity with generally accepted accounting principles ("GAAP Basis") (thousands of dollars):
                                                    NET INCOME
                                               Year Ended December 31
                                               1995     1994       1993
Statutory basis                             $ 3,311   $ 5,018  $ 6,483
Add (deduct):
  Change in deferred policy acquisition
    costs                                         9       832       30
  Change in allowances for doubtful
    accounts                                   (141)      (79)     (52)
  Retrospectively rated reinsurance
    contracts                                (4,742)    1,057    7,050
  Other postretirement benefits                 (49)      (48)  (3,005)
  Change in deferred tax benefit              2,820       682    3,153
  Interest on surplus note                     (613)     (516)    (420)
  Other                                         (32)      (45)     154
                              GAAP BASIS    $   563   $ 6,901  $13,393

                                                 CAPITAL and SURPLUS
                                                     DECEMBER 31
                                                 1995             1994
Statutory surplus                             $62,668          $55,974
Add (deduct):
  Deferred policy acquisition costs             8,578            8,569
  Nonadmitted assets, less allowance
    for doubtful accounts                       2,266            2,125
  Provision for unauthorized reinsurance          130              179
  Excess of statutory reserves over
    statement reserves                                           2,055
  Deferred tax benefit                         10,281            8,535
  Retrospectively rated reinsurance
    contracts                                   3,365            8,107
  Other postretirement benefits                  (568)            (519)
  Net unrealized appreciation
    (depreciation) on investments               1,907          (11,275)
  Surplus note                                (13,524)         (12,911)
  Other                                           833            2,425
                              GAAP BASIS      $75,936          $63,264

ALLCITY INSURANCE COMPANY

NOTE 5--STATUTORY INFORMATION--CONTINUED

The Company has paid no dividends on its common stock since 1975. Without the approval of the New York State Insurance Department, dividends are limited to the lowest of 1) 10% of surplus as computed on a statutory basis 2) earned surplus determined on a statutory basis and 3) adjusted net investment income of the 36 month period prior to declaration. The Company does not presently anticipate paying dividends in the near future.

NOTE 6--AGENTS' BALANCES

Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 1993, 1994 and 1995 is summarized as follows
(in thousands):

           Balance at January 1, 1993                $   821
           Provision                                   1,122
           Charge-offs, net of recoveries             (1,070)

           Balance at December 31, 1993                  873
           Provision                                   1,364
           Charge-offs, net of recoveries             (1,285)

           Balance at December 31, 1994                  952
           Provision                                   1,577
           Charge-offs, net of recoveries             (1,436)

           Balance at December 31, 1995              $ 1,093

NOTE 7-- LOSSES AND LAE

The estimated liabilities for unpaid losses and loss adjustment expenses ("LAE") are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time to reflect changes in loss experience and are reflected in current earnings. Liabilities for losses are not discounted except for certain long-term disability claims under workers' compensation insurance where the discount is not material.

In the following table, the liability for losses and LAE are reconciled for each of the three years ended December 31, 1995. Included therein are current year data and prior year development.

ALLCITY INSURANCE COMPANY

NOTE 7-- LOSSES AND LAE--CONTINUED

                          RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                            1995       1994      1993
                                               (In thousands)

Liability for losses and LAE, net,
  at beginning of year                  $121,923   $106,115   $ 96,740

Provision for losses and LAE for
  claims occurring in the current year    80,061     73,790     61,308

Increase (decrease) in estimated losses
  and LAE for claims occurring in prior
  years                                   10,266     (2,934)      (196)
                                          90,327     70,856     61,112
Loss and LAE payments for claims
  occurring during:
    The current year                      23,743     20,000     17,834
    Prior years                           45,789     35,048     33,903
                                          69,532     55,048     51,737

Liability for losses and LAE, net        142,718    121,923    106,115

Reinsurance recoverable                  257,161    219,676    184,718

Liability for losses and LAE
  at end of year as reported in
  financial statements                  $399,879   $341,599   $290,833

During 1995, the Company strengthened reserves in automobile and workers compensation lines by approximately $10,300,000, net of salvage and subrogation of $471,000. Actuarial studies conducted during 1995 have identified revised loss development patterns in automobile lines, which may indicate that greater ultimate loss experience than previously expected. The Company also reopened closed no-fault claims files during 1995 and made additional payments on prior years' claims. This, along with changes in claim handling practices, have increased the difficulty of estimating ultimate losses, and actual losses may be different than the studies indicated. However, the Company strengthened reserves to the levels indicated in the actuarial studies. In addition, in 1995, the Company refined its estimate of anticipated salvage and subrogation. Anticipated salvage and subrogation reduced incurred losses by approximately $1,772,000, $28,000 and $300,000 for the years 1995, 1994 and 1993, respectively.

NOTE 8--REINSURANCE

The Company has obtained reinsurance coverage to reduce its risk of exposure to large insurance claims and catastrophes. Since 1993, the maximum single risk retained by the Company was $500,000 on workers' compensation and $225,000 for other property and casualty lines. Additionally, the Company carries reinsurance to protect itself against

ALLCITY INSURANCE COMPANY

NOTE 8--REINSURANCE--CONTINUED

certain catastrophic losses. Its retention of lower level losses under such treaties was $3,000,000 for 1995, 1994 and 1993. Due to the geographic concentration of its business, the Company believes hurricanes and windstorms are its most significant exposure to catastrophic losses. Utilizing sophisticated computer modeling programs developed by independent consultants to quantify its estimated exposure to such losses, the Company believes it presently has sufficient catastrophe reinsurance protection.

Assets and insurance reserves at December 31, 1995 and 1994 include approximately $336,450,000 and $297,290,000, respectively, representing reinsured amounts (principally through the pooling agreement with Empire) as follows (in thousands):
                                                    Ceded to

                                         Empire       Others      Total

As of December 31, 1995
Prepaid reinsurance premiums           $ 78,255      $ 1,030    $ 79,285
Reinsurance balances receivable on:
  Unpaid losses                         201,100       24,011     225,111
  Unpaid loss adjustment expenses        30,441        1,609      32,050

As of December 31, 1994
Prepaid reinsurance premiums           $ 76,577      $ 1,037    $ 77,614
Reinsurance balances receivable on:
  Unpaid losses                         169,207       22,909     192,116
Unpaid loss adjustment expenses          24,232        3,328      27,560

An analysis of premiums, losses, LAE and commissions for the years ended
December 31, 1995, 1994 and 1993 are summarized as follows (in thousands):
                      Direct       Assumed           Ceded            Net
                                Empire Others   Empire  Others
1995
Premiums earned      $233,695  $ 94,251   $569 $219,649  $14,615  $94,251
Losses incurred       188,198    77,671    555  179,410    9,339   77,675
LAE incurred           17,731    12,652     76   19,128   (1,321)  12,652
Commissions incurred   29,792    12,223      32   27,076    2,748   12,223

Premiums written      236,170    95,335    483  222,046   14,607   95,335
Losses paid           141,279    59,680    811  133,849    8,241   59,680

Unearned premiums(a)  112,599    46,657    223  111,792    1,030   46,657
Unpaid losses(a)      308,790   123,721  2,506  287,285   24,011  123,721
Unpaid LAE(a)          45,096    18,997          43,487    1,609   18,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 8--REINSURANCE--CONTINUED

                        Direct     Assumed          Ceded             Net
                                Empire Others   Empire Others

1994
Premiums earned       $211,358 $ 87,987 $  935  $200,619 $10,617 $ 89,044
Losses incurred        149,975   60,714    434   139,238  11,171   60,714
LAE incurred            14,144   10,142     78    12,605   1,617   10,142
Commissions incurred    29,414   12,248     51    27,011   2,454   12,248

Premiums written       229,915   93,536    781   218,960  11,736   93,536
Losses paid            107,726   46,915    665   100,077   8,314   46,915

Unearned premiums(a)   110,124   45,573    308   109,395   1,037   45,573
Unpaid losses(a)       261,871  105,730  2,763   241,725  22,909  105,730
Unpaid LAE(a)           37,945   16,193           34,617   3,328   16,193

1993

Premiums earned       $176,258  $76,653 $  723  $167,118 $ 9,596  $76,920
Losses incurred        111,245   52,509  1,110   107,231   5,124   52,509
LAE incurred             9,601    8,603     58     8,855     804    8,603
Commissions incurred    23,344   10,331     61    21,285   2,120   10,331

Premiums written       181,769   78,959    811   172,620   9,960   78,959
Losses paid             98,306   44,654    799    95,350   3,755   44,654

(a) Amounts as reflected in the balance sheet can be derived by adding together amounts for direct and assumed and subtracting from this sum 30% of the amount ceded to Empire.

The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

Analysis of premiums by business segment for the years ended December 31,
1995, 1994 and 1993 are summarized as follows (in thousands):
                                                               Percentage
                                    Assumed    Ceded            of Amount
                        Direct       from       to      Net     Assumed
                        Amount       Empire*  Empire** Amount    to Net
1995
Premiums written:
   Automobile lines   $133,427      $62,968  $133,910  $62,485    100.8%
   Commercial lines     93,659       28,821    93,659   28,821    100.0%
   Miscellaneous and
      personal lines     9,084        4,029     9,084    4,029    100.0%

              Total   $236,170      $95,818  $236,653  $95,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 8--REINSURANCE--CONTINUED

                                                               Percentage
                                    Assumed    Ceded            of Amount
                        Direct       from       to      Net     Assumed
                        Amount       Empire*  Empire** Amount    to Net
1994
Premiums written:
   Automobile lines   $127,671     $60,997   $128,452  $60,216    101.3%
   Commercial lines     94,774      30,334     94,774   30,334    100.0
   Miscellaneous and
      personal lines     7,470       2,986      7,470    2,986    100.0

               Total  $229,915     $94,317   $230,696  $93,536

1993


Premiums written:
   Automobile lines   $ 88,295     $48,435   $ 89,106  $47,624    101.7%
   Commercial lines     86,140      28,597     86,140   28,597    100.0
   Miscellaneous and
      personal lines     7,334       2,738      7,334    2,738    100.0

              Total   $181,769     $79,770   $182,580  $78,959

 *Includes $483, $781 and $811 assumed from non-affiliates in 1995, 1994 and 1993, respectively, before the effects of the pooling agreement described in Note 1.

**Includes $14,607, $11,736 and $9,960 ceded to non-affiliates in 1995, 1994 and 1993, respectively, before the effects of the pooling agreement described in Note 1.

NOTE 9--FEDERAL INCOME TAXES

The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement, members compute their tax provision on a separate return basis and are either charged their share of federal income tax resulting from their taxable income or are reimbursed for tax benefits resulting from losses. As of December 31, 1995 and 1994, the Company's liability to affiliates for income taxes was $10,965,000 and $11,628,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 9--FEDERAL INCOME TAXES--CONTINUED

The principal components of the deferred tax asset at December 31, 1995 and 1994 were as follows (in thousands):
                                                  1995          1994
  Unpaid loss and loss adjustment
    expense reserves                           $ 7,865       $ 6,997
  Unearned premiums                              3,266         3,190
  Employee benefits and compensation             1,532         1,710
  Interest accrued on surplus note               2,283         2,069
  Allowance for doubtful accounts                  382           333
  Deferred policy acquisition costs             (3,003)       (2,999)
  Retrospectively rated reinsurance contracts   (1,179)       (2,838)
  Unrealized (appreciation) depreciation on
    investments                                   (667)        3,946
  Other, net                                      (198)         (333)
                Sub-total                       10,281        12,075

  Valuation allowance                              -          (3,540)
                   Total                       $10,281       $ 8,535

The Company believes that it is more likely than not that the deferred tax asset at December 31, 1995 will be fully realized based on the availability of taxable income in carryback periods and future taxable income based on the past earnings history of the Company. At December 31, 1994, the Company established a valuation allowance to the extent it was unable to carryback unrealized investment losses to prior years' realized securities gains.

For 1995, 1994 and 1993, income tax expense (exclusive of taxes applicable to changes in accounting principles) is reflected as (in thousands):
                                        Deferred Tax
            Year          Current         Benefit             Total

            1995           $3,050             $2,820         $  230
            1994            4,305                682          3,623
            1993            4,649                801          3,848

For the years 1995, 1994 and 1993, the difference between the "expected" statutory federal income tax applicable to continuing operations and the actual income tax expense was immaterial.

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK OPTIONS

Empire has a trusteed non-contributory pension plan ("1985 Plan") covering substantially all employees. Current benefits are based on years of credited service and the employee's highest compensation during any five consecutive plan or calendar years before retirement. Empire's policy is to fund pension costs on a current basis using an aggregate method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK
         OPTIONS--CONTINUED

The following table sets forth certain information relating to Empire's pension plan (in thousands):
                                                        1995      1994
Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including vested
  benefits of $21,054 in 1995 and $16,892 in 1994    $ 21,545  $ 17,395

Projected benefit obligation for services
  rendered to date                                   $(29,975) $(23,047)
Plan assets at fair value (primarily bonds and
  stocks)                                              22,349    17,301

                      PROJECTED BENEFIT OBLIGATION
                          IN EXCESS OF PLAN ASSETS     (7,626)   (5,746)
Unrecognized prior service cost                           132       148
Unrecognized net loss from past experience
   different from that assumed and effects of
   changes in assumptions                               4,969     3,017
Unrecognized net obligation at transition date            644       773

                     ACCRUED PENSION COST INCLUDED
                              IN OTHER LIABILITIES   $ (1,881) $ (1,808)

Net pension cost includes the following components (in thousands):
                                                 Year Ended December 31
                                                  1995    1994     1993
Service cost-benefits earned during the period  $1,887  $2,051   $1,367
Interest cost on projected benefit obligation    1,792   1,642    1,465
Actual return on plan assets                    (3,745)    372   (1,504)
Deferred gain (loss) on plan assets              2,535  (1,536)     545
Net amortization and deferral                      196     358      254

                   NET PERIODIC PENSION COST    $2,665  $2,887   $2,127

In accordance with the pooling agreement, the Company's share of accrued pension cost and net periodic pension cost is 30% of the amounts reflected above. In determining the actuarial present value of the projected benefit obligation, the Company utilized discount rates of 7.0% for 1995 and 1993 and 8.0% for 1994 and a 6.5% rate of increase in future compensation levels in each of 1995, 1994 and 1993. The expected long-term rate of return on plan assets was 7.0% during 1995, 1994 and 1993.

Empire provides certain health care and life insurance benefits for retired employees. Substantially all of Empire's employees may become eligible for such benefits if they reach normal or early retirement age while still working for Empire. Those benefits are provided through an insurance company whose premiums are based on the cost of benefits paid during the year.

ALLCITY INSURANCE COMPANY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK
         OPTIONS--CONTINUED

The following table sets forth certain information relating to Empire's unfunded substantive plan for postretirement benefits  (in thousands):
                                                1995       1994
Actuarial present value of accumulated
  postretirement benefit obligation:
  Retirees                                  $ (8,159)  $ (7,342)
  Fully eligible active plan participants     (1,743)    (1,651)
  Other active plan participants              (2,218)    (1,830)

                                             (12,120)   (10,823)
Unrecognized net loss (gain) from  past
  experience different from that assumed
  and effects of changes in assumptions          329       (292)

    ACCRUED POSTRETIREMENT BENEFITS COST    $(11,791)  $(11,115)

For the years ended December 31, 1995, 1994 and 1993, net postretirement benefits cost included the following components (in thousands):

                                                     1995    1994  1993
Service cost--benefits earned during the period    $  234  $  249  $168
Interest cost on projected benefit obligation         866     817   792
        NET PERIODIC POSTRETIREMENT BENEFITS COST  $1,100  $1,066  $960

In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit cost is 30% of the amounts reflected above. In determining the accumulated postretirement benefit obligation at December 31, 1995, 1994 and 1993, Empire utilized discount rates of 7.0%, 8.0% and 7.0%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 16% for 1993, 15% for 1994 and 14% for 1995 declining to an ultimate rate of 8% by 2001. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1995, 1994 and 1993 would have increased by approximately $544,000 ,$468,000 and $537,000, respectively, before the effects of the pooling agreement. The effect of a 1% change in the estimated aggregate of service and interest cost for 1995, 1994 and 1993 would be immaterial.

In 1987, Empire established a Supplemental Retirement Plan ("SERP") for certain senior officers. Under the SERP, Empire makes contributions to a trust account for the benefit of eligible senior officers. Eligible officers will receive benefits determined in accordance with the formulas and other provisions of the SERP agreement based on prior salary. Empire expensed $700,000 during 1994 and had income, due to a reduction in accruals, of $697,000 and $200,000 in 1995 and 1993, respectively. Pursuant to the pooling agreement the Company is obligated to contribute 30% of the payments made under the SERP.

In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these

ALLCITY INSURANCE COMPANY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK
         OPTIONS--CONTINUED

officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the 1985 Plan, of the officer's highest five year average compensation (not to exceed $300,000) at retirement and the current maximum compensation limit of $150,000. The SCRP is an unfunded plan. During 1995, Empire had income of $274,000 due to an accrual reduction and, during 1994, expensed $394,000. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.

In 1985, Allcity adopted the Allcity Insurance Company 1985 Incentive Stock Option Plan ("ISOP") for officers and key employees. Under this plan, 368,420 shares were reserved for future options that may be granted to acquire common shares at the market price at date of grant. On October 1, 1986 options were granted to acquire a total of 312,250 common shares at an exercise price of $1.50 per common share. The plan expired in 1995. The following table sets forth the disposition of granted options during the year 1993:

                                                 1993
    Exercised                                   39,125
    Surrendered for cash                        52,125

NOTE 11--LEASES

Empire leases home office space under agreements ending September 30, 1998 having renewal options based on the then current fair rental rates. In addition, these leases contain an escalation clause providing for additional rent to cover real estate taxes and operating expenses. Future minimum rentals, which excludes escalation amounts, on non-cancelable leases in the aggregate for each of the next three years are as follows (in thousands):

                                     1996         $2,059
                                     1997          2,058
                                     1998          1,543
                                    Total         $5,660

Rental expense for the Group for the years 1995, 1994 and 1993 was $2,848,000, $2,978,000 and $2,952,000, respectively. The Company pays 30%
of these rental charges in accordance with the pooling agreement.

ALLCITY INSURANCE COMPANY

NOTE 12--BUSINESS SEGMENTS

Allcity operates in three business segments--automobile lines, commercial lines and miscellaneous and personal lines. Results by business segment for each of the three years ended December 31, 1995 are summarized as follows (in thousands):

1995                                              Premiums  Underwriting
                                                   Earned   Gain  (Loss)

Automobile lines                                  $61,261   $ (9,965)
Commercial lines                                   29,535     (5,147)
Miscellaneous and personal lines                    3,455        560
                        TOTAL FROM UNDERWRITING   $94,251    (14,552)

Net investment income, net securities losses,
  other income and interest on surplus note                   15,345
             INCOME BEFORE FEDERAL INCOME TAXES              $   793
1994                                              Premiums  Underwriting
                                                   Earned   Gain  (Loss)
Automobile lines                                  $55,826    $(4,876)
Commercial lines                                   30,387      2,531
Miscellaneous and personal lines                    2,831        101
                        TOTAL FROM UNDERWRITING   $89,044     (2,244)
Net investment income, net securities losses,
  other income and interest on surplus note                   12,768
             INCOME BEFORE FEDERAL INCOME TAXES              $10,524
1993                                              Premiums  Underwriting
                                                   Earned   Gain  (Loss)
Automobile lines                                  $46,911    $(3,188)
Commercial lines                                   27,196        208
Miscellaneous and personal lines                    2,813        309
                        TOTAL FROM UNDERWRITING   $76,920     (2,671)

Net investment income, net securities gains,
  other income and interest on surplus note                   13,741
              INCOME BEFORE FEDERAL INCOME TAXES             $11,070

It is not practicable to segregate assets by business segment.

Five general agents, one of which is an Empire subsidiary, produced approximately 21%, 23% and 26% of Allcity's premiums for the years ended December 31, 1995, 1994 and 1993, respectively. All of Allcity's business is conducted in New York State.

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's only material financial instruments are investments for which the fair values are disclosed in Note 4, and the surplus note and short-term investments, for which the carrying amount approximates fair value.

ALLCITY INSURANCE COMPANY

NOTE 14 -- LITIGATION

The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with Counsel, the Company does not believe that such litigation will have a material effect on its financial position or results of operations.

NOTE 15 -- RELATED PARTIES

See Notes 1, 3, 8, 9 and 10 regarding Allcity's relationships with the Group and Leucadia.

NOTE 16--SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for 1995, 1994 and 1993 (in thousands of dollars, except per share amounts):
                                                  1995
                                      1st     2nd      3rd        4th
Total revenues                    $28,273  $30,091   $29,852    $29,676

Net income                            698      590       299     (1,024)

Net income per share                 0.10     0.08      0.04      (0.14)
                                                  1994
                                      1st     2nd      3rd        4th
Total revenues                    $25,065  $24,843   $27,635    $29,743

Net income                          1,423    1,147     2,057      2,274

Net income per share                 0.20     0.16      0.29       0.32
                                                  1993
                                      1st     2nd       3rd       4th
Total revenues                    $24,016  $23,500   $23,335    $23,781

Net income                          7,168*   2,199     2,257      1,769

Net income per share                 1.02*    0.31      0.32       0.25

*Includes cumulative effect of changes in accounting principles, see Note
 2, herein, for further information.

Actuarial studies conducted during the fourth quarter 1995 and in early 1996 indicated a need for additional reserves. Accordingly, in the fourth quarter 1995, the Company raised reserves to indicated levels producing a loss for the quarter.

          ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
 CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
        (Thousands of dollars)
______________________________________________________________________________
COL. A_________ COL. B________COL. C_______COL. D*______COL. E______COL. F____
                                  Reserves
                                 for Unpaid
                    Deferred       Claims      Discount
                     Policy      and Claim      if any
                 Acquisition    Adjustment   Deducted in   Unearned    Earned
   Segment         Costs        Expenses     Column C(a)  Premiums    Premium


Year Ended 12/31/95:
Automobile lines      $5,057     $199,550                   $ 74,194   $ 61,261
Commercial lines       3,042      195,098       $ 75          46,402     29,535
Miscellaneous and
  personal lines         479        5,231        ___           5,346      3,455

              TOTAL   $8,578     $399,879       $ 75        $125,942   $ 94,251
Year Ended 12/31/94:
Automobile lines      $5,044     $165,348                   $ 70,234    $55,826
Commercial lines       3,170      170,537       $ 83          48,681     30,387
Miscellaneous and
  personal lines         355        5,714        ___           4,271      2,831

              TOTAL   $8,569     $341,599       $ 83        $123,186    $89,044
Year Ended 12/31/93:
Automobile lines      $4,327     $128,029                   $ 54,748    $46,911
Commercial lines       3,070      158,174       $ 81          45,893     27,196
Miscellaneous and
  personal lines         340        4,630        ___           4,084      2,813

              TOTAL   $7,737     $290,833       $ 81        $104,725    $76,920

(a) Liabilities for losses for certain long-term disability payments under workers' compensation insurance are discounted at a maximum of 6%. The liabilities discounted are deemed insignificant and do not have a material effect on reported income.

(b)  Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.  Other Operating Expenses are reflected net of Service
     Fee Income.

 *   Information required by Schedule III - Supplementary Insurance Information has
     been incorporated within this schedule.



___COL. G_________COL. H_______________COL. I_______COL. J___  COL. K__  COL. L*__
                Claims and Claim
                Adjustment Expenses   Amortization                        Paid
                Incurred related to   of Deferred                        Claims
                                                                         and Clm
    Net            (1)        (2)       Policy        Other              Claims
  Investment     Current     Prior    Acquisition   Operating  Premiums  Adjust
   Income(b)    Year        Years      Costs      Expenses(b)  Written    Exp
 $8,875    $56,931   $13,656     $11,016     $(3,045)     $62,485    $57,891
  6,137     21,399    (3,183)      6,530       2,589       28,821     10,174
   346      1,731      (207)        803         583        4,029      1,467

$15,358    $80,061   $10,266     $18,349      $  127      $95,335    $69,532


$ 7,371    $50,742   $  (216)    $10,131      $   33      $60,216    $37,269
  5,526     21,198    (2,581)      5,891       3,368       30,334     16,428
    290      1,850      (137)        670         339        2,986      1,351

$13,187    $73,790   $(2,934)    $16,692      $3,740      $93,536    $55,048



$ 6,586    $38,861   $ 1,929     $ 8,994      $  315      $47,624    $34,631
  5,383     20,828    (2,089)      5,522       2,727       28,597     15,636
   296      1,619       (36)        706         215        2,738      1,470

$12,265    $61,308   $  (196)    $15,222      $3,257      $78,959    $51,737