Form 10-Q
period 1995-03-31
ALLCITY INSURANCE CO /NY/
filed 1996-05-14
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

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

On May 6, 1996 there were 7,078,625 shares of Common Stock outstanding.

                           ALLCITY INSURANCE COMPANY

                                     INDEX





                                                                        PAGE
PART I   Financial Information


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - March 31, 1996 and December 31,
  1995.................................................................    2

  Consolidated Statements of Income - Three months ended March
  31, 1996 and March 31, 1995..........................................    3

  Consolidated Statements of Cash Flows - Three months ended March
  31, 1996 and March 31, 1995..........................................    4

  Consolidated Statements of Changes in Shareholders' Equity - Three
  Months ended March 31, 1996 and March 31, 1995.......................    5

  Notes to Interim Consolidated Financial Statements...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    7


PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................    9

Signatures.............................................................   10

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except par value amounts)
                                                       March 31,  December 31,
                                                         1996         1995
                                                      (Unaudited)
ASSETS
   Investments:
     Available for sale (aggregate cost of
       $269,808 in 1996 and $259,566 in 1995)          $266,720      $261,473
     Held to maturity (aggregate fair value
       of $496 in 1996 and $503 in 1995)                    478           478
     Short term (at cost)                                 3,892        11,597
                             TOTAL INVESTMENTS          271,090       273,548

   Cash                                                   5,003         3,272
   Agents' balances, less allowance for doubtful
     accounts ($1,168 in 1996 and $1,093 in 1995)        25,290        21,155
   Accrued investment income                              3,836         3,720
   Reinsurance balances receivable                      263,251       257,615
   Prepaid reinsurance premiums                          84,596        79,285
   Equity in pools and associations                       1,706           667
   Deferred policy acquisition costs                      9,554         8,578
   Deferred tax benefit                                  12,659        10,281
   Other assets                                           4,515         2,699

                                        TOTAL ASSETS   $681,500      $660,820

LIABILITIES
   Unpaid losses                                       $355,928      $348,832
   Unpaid loss adjustment expenses                       51,803        51,047
   Unearned premiums                                    137,784       125,942
   Accounts payable and accrued liabilities               2,245         1,964
   Drafts payable                                         5,337         4,844
   Due to affiliates                                     19,442        17,865
   Unearned service fee income                            6,714         5,109
   Reserve for servicing carrier claim expenses           7,897         6,910
   Other postretirement benefits                          3,601         3,537
   Reinsurance balances payable                           2,074         3,476
   Other liabilities                                      1,757         1,834
   Surplus note                                          13,673        13,524

                                   TOTAL LIABILITIES    608,255       584,884

SHAREHOLDERS' EQUITY
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 1996 and 1995                     7,079         7,079
   Additional paid-in capital                             9,331         9,331
   Net unrealized gains(losses) on investments           (2,007)        1,240
   Retained earnings                                     58,842        58,286
                          TOTAL SHAREHOLDERS' EQUITY     73,245        75,936
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $681,500      $660,820

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)

                                                      Three Months Ended
                                                            March 31
                                                        1996        1995
REVENUES
   Premiums earned                                   $24,943     $23,103
   Net investment income less expenses of $98
     in 1996 and $120 in 1995                          4,072       3,647
   Service fee income                                  1,230       1,595
   Net securities gains and (losses)                     464        (191)
   Other income                                          175         178
                                                      30,884      28,332

LOSSES AND EXPENSES
   Losses                                             18,565      17,419
   Loss adjustment expenses                            3,414       3,033
   Other underwriting expenses less deferrals
     of $5,867 in 1996 and $5,216 in 1995              3,008       2,198
   Amortization of deferred policy acquisition
     costs                                             4,892       4,451
   Interest on surplus note                              149         157
                                                      30,028      27,258

INCOME BEFORE FEDERAL INCOME TAXES                       856       1,074

FEDERAL INCOME TAXES                                     300         376

                                        NET INCOME   $   556     $   698



Per share data, based on 7,078,625 average shares outstanding in 1996 and 1995:


                              NET INCOME PER SHARE     $0.08       $0.10

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)
                                                         Three Months Ended
                                                               March 31
                                                            1996       1995

NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $    556   $    698
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization                                          5,026      4,360
     Net securities (gains)/losses                          (464)       191
     Increase in agents' balances                         (4,135)    (3,780)
     Increase in reinsurance balances receivable          (5,636)    (7,339)
     Increase in prepaid reinsurance premiums             (5,311)    (3,418)
     Increase in deferred policy acquisition costs        (5,868)    (5,216)
     (Increase) decrease in deferred tax benefits         (2,378)       100
     Increase in unpaid losses and loss
       adjustment expenses                                 7,852     11,583
     Increase in unearned premiums                        11,842      8,922
     Increase in drafts payable                              493        338
     Increase (decrease) in due to affiliates              1,577     (2,431)
     Increase in unearned services fees                    1,605      2,477
     Increase in reserve for servicing carrier
       claim expenses                                        987        273
     Decrease in reinsurance balances payable             (1,402)        (7)
     Other items, net                                       (798)    (3,372)

            NET CASH PROVIDED BY OPERATING ACTIVITIES      3,946      3,379

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
     Acquisition of investments                          (93,588)   (17,074)
     Proceeds from sale of investments                    75,974      9,633
     Proceeds from maturities of investments               7,694      2,445
   Net change in short-term investments                    7,705      1,592

                NET CASH USED BY INVESTING ACTIVITIES     (2,215)    (3,404)

                      NET INCREASE (DECREASE) IN CASH      1,731        (25)

                          Cash at beginning of period      3,272      3,943

                            Cash at the end of period   $  5,003   $  3,918

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                 Net
                         Common              Unrealized
                         Shares   Additional    Gain
                         $1 Par    Paid-in    (Loss) on  Retained
                          Value     Capital  Investments Earnings  Total

Balance, January 1, 1995  $7,079     $9,331   $(10,869)  $57,723 $63,264

Net change in unrealized
  gain (loss) on
  investments                                    5,574             5,574

Net income                                                   698     698

Balance, March 31, 1995   $7,079     $9,331   $ (5,295)  $58,421 $69,536



Balance, January 1, 1996  $7,079     $9,331   $  1,240   $58,286 $75,936

Net change in unrealized
  gain (loss) on
  investments                                   (3,247)           (3,247)

Net income                                                   556     556

Balance, March 31, 1996   $7,079     $9,331   $ (2,007)  $58,842 $73,245



See Notes to Interim Consolidated Financial Statements.

                          ALLCITY INSURANCE COMPANY

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1995, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1995 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1995 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. Certain amounts for prior periods have been reclassified to conform with the 1996 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations

     The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     During each of the three month periods ended March 31, 1996 and 1995 the Company operated profitably and net cash was provided from operations.

     During 1996, the Company sold certain "Available for Sale" securities and invested the proceeds in securities with longer duration. As more fully described in the 1995 10-K, securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 decreased to an unrealized loss of $2,007,000 as of March 31, 1996. While this has resulted in a decrease in shareholders' equity and book value per share it had no effect on results of operations or cash flows.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     Revenues for the three months ended March 31, 1996 increased by $2,552,000 compared to the three months ended March 31, 1995 due to higher premium rates charged on certain lines of business, including additional
premiums   related to   increased   minimum automobile   liability   coverage
required by New York State in 1996. The Company is continuing its program, which began in the fourth quarter of 1995, of raising prices to cover increased loss costs in certain lines of business and reducing volume in business lines that have not been profitable.

     Net investment income increased in 1996 compared to 1995 reflecting growth in invested assets and higher investment yields. The decrease in service fee income was principally the result of a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business.

     Losses and loss adjustment expenses incurred in 1996 increased by $1,146,000 and $381,000, respectively, compared to 1995. These increases were primarily due to catastrophe losses estimated at approximately $300,000, less favorable claims experience due to severe winter storms and an unusually high assessment from the New York State workers' compensation fund.

     Other underwriting expenses in 1996 increased by $810,000 as a result of higher operating costs coupled with severance benefits for certain employees.

                         Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits - None

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                              SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALLCITY INSURANCE COMPANY

                                        Registrant









Date: May 14, 1996         By  FRANCIS M. COLALUCCI
                               Francis M. Colalucci
                               Senior Vice President, CFO and Treasurer
                               (Principal Financial and Accounting
                                Officer)

                                             May 14, 1996



FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

Attention: Filing Desk, Stop 10-4

                         Re:  Form 10-Q - Allcity Insurance Company

Gentlemen:

     We enclose herewith one (1) manually signed copy and seven (7) additional copies of the captioned form for the period ending March 31, 1996.

                                             Very truly yours,








Enclosure