Form 10-Q
period 1996-06-30
ALLCITY INSURANCE CO /NY/
filed 1996-08-14
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

On August 6, 1996 there were 7,078,625 shares of Common Stock outstanding.

                           ALLCITY INSURANCE COMPANY

                                     INDEX





                                                                        PAGE
PART I   Financial Information


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - June 30, 1996 and December 31, 1995....     2

  Consolidated Statements of Income - Six months ended June
  30, 1996 and June 30, 1995 and three months ended June 30, 1996 and
  June 30, 1995........................................................   3-4

  Consolidated Statements of Cash Flows - Six months ended June
  30, 1996 and June 30, 1995...........................................     5

  Consolidated Statements of Changes in Shareholders' Equity - Six
  months ended June 30, 1996 and June 30, 1995.........................     6

  Notes to Interim Consolidated Financial Statements...................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   8-9


PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................    10

Signatures.............................................................    11

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except par value amounts)
                                                       June 30,  December 31,
                                                         1996         1995
                                                      (Unaudited)
ASSETS
   Investments:
     Available for sale (aggregate cost of
       $259,348 in 1996 and $259,566 in 1995)          $254,307      $261,473
     Held to maturity (aggregate fair value
       of $491 in 1996 and $503 in 1995)                    477           478
     Short term (at cost)                                19,023        11,597
                             TOTAL INVESTMENTS          273,807       273,548

   Cash                                                   2,885         3,272
   Agents' balances, less allowance for doubtful
     accounts ($1,232 in 1996 and $1,093 in 1995)        25,453        21,155
   Accrued investment income                              3,588         3,720
   Reinsurance balances receivable                      268,594       257,615
   Prepaid reinsurance premiums                          85,623        79,285
   Equity in pools and associations                       1,055           667
   Deferred policy acquisition costs                      9,361         8,578
   Deferred tax benefit                                  13,641        10,281
   Other assets                                           2,151         2,699

                                        TOTAL ASSETS   $686,158      $660,820

LIABILITIES
   Unpaid losses                                       $359,865      $348,832
   Unpaid loss adjustment expenses                       53,503        51,047
   Unearned premiums                                    137,601       125,942
   Accounts payable and accrued liabilities               2,297         1,964
   Drafts payable                                         5,606         4,844
   Due to affiliates                                     18,756        17,865
   Unearned service fee income                            6,526         5,109
   Reserve for servicing carrier claim expenses           8,203         6,910
   Other postretirement benefits                          3,665         3,537
   Reinsurance balances payable                           2,220         3,476
   Other liabilities                                      1,623         1,834
   Surplus note                                          13,821        13,524

                                   TOTAL LIABILITIES    613,686       584,884

SHAREHOLDERS' EQUITY
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 1996 and 1995                     7,079         7,079
   Additional paid-in capital                             9,331         9,331
   Net unrealized (losses) gains on investments          (3,277)        1,240
   Retained earnings                                     59,339        58,286
                          TOTAL SHAREHOLDERS' EQUITY     72,472        75,936
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $686,158      $660,820

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)

                                                       Six Months Ended
                                                            June 30
                                                       1996        1995
REVENUES
   Premiums earned                                  $49,843     $46,729
   Net investment income less expenses of $182
     in 1996 and $198 in 1995                         7,977       7,544
   Service fee income                                 2,958       4,078
   Net securities gains and (losses)                    464        (277)
   Other income                                         356         417
                                                     61,598      58,491

LOSSES AND EXPENSES
   Losses                                            37,691      36,859
   Loss adjustment expenses                           6,831       6,238
   Other underwriting expenses less deferrals
     of $10,190 in 1996 and $9,786 in 1995            5,752       4,202
   Amortization of deferred policy acquisition
     costs                                            9,407       8,900
   Interest on surplus note                             297         311
                                                     59,978      56,510


INCOME BEFORE FEDERAL INCOME TAXES                    1,620       1,981


FEDERAL INCOME TAXES:
   Current                                            1,495       1,391
   Deferred (benefit)                                  (928)       (698)
                                                        567         693

                                       NET INCOME   $ 1,053     $ 1,288




Per share data, based on 7,078,625 average shares outstanding in 1996 and 1995:


                             NET INCOME PER SHARE     $0.15       $0.18


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)

                                                     Three Months Ended
                                                            June 30
                                                       1996        1995
REVENUES
   Premiums earned                                  $24,900     $23,626
   Net investment income less expenses of $84
     in 1996 and $78 in 1995                          3,905       3,897
   Service fee income                                 1,728       2,483
   Net securities losses                                -           (86)
   Other income                                         181         239
                                                     30,714      30,159

LOSSES AND EXPENSES
   Losses                                            19,126      19,440
   Loss adjustment expenses                           3,417       3,205
   Other underwriting expenses less deferrals
     of $4,323 in 1996 and $4,570 in 1995             2,744       2,004
   Amortization of deferred policy acquisition
     costs                                            4,515       4,449
   Interest on surplus note                             148         154
                                                     29,950      29,252


INCOME BEFORE FEDERAL INCOME TAXES                      764         907

FEDERAL INCOME TAXES:
  Current                                               565       1,049
  Deferred (benefit)                                   (298)       (732)
                                                        267         317

                                       NET INCOME   $   497     $   590



Per share data, based on 7,078,625 average shares outstanding in 1996 and 1995:


                            NET INCOME PER SHARE      $0.07       $0.08

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)
                                                           Six Months Ended
                                                                June 30
                                                            1996       1995
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $  1,053   $  1,288
   Adjustments to reconcile net income to net
     cash provided by operations:
     Provision for deferred tax benefits                    (928)      (698)
     Amortization                                          9,747      8,725
     Provision for doubtful accounts                         139        (36)
     Net securities (gains)/losses                          (464)       277
     Policy acquisition costs incurred and deferred      (10,190)    (9,786)
     Net change in:
       Agents' balances                                   (4,437)    (5,153)
       Reinsurance balances receivable                   (10,979)   (16,492)
       Prepaid reinsurance premiums                       (6,338)    (7,843)
       Unpaid losses and loss adjustment expenses         13,489     24,377
       Unearned premiums                                  11,659     13,949
       Drafts payable                                        762        589
       Due to affiliates                                     891        352
       Unearned services fees                              1,417      1,233
       Reserve for servicing carrier claim expenses        1,293        634
       Reinsurance balances payable                       (1,256)       126
       Other                                                 847      1,113

            NET CASH PROVIDED BY OPERATING ACTIVITIES      6,705     12,655

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
     Acquisition of investments                          (93,714)   (27,403)
     Proceeds from sales of investments                   75,974     37,154
     Proceeds from maturities of investments              18,074      7,883
   Net change in short-term investments                   (7,426)   (29,497)

        NET CASH (USED FOR) INVESTING ACTIVITIES          (7,092)   (11,863)

                      NET (DECREASE) INCREASE IN CASH       (387)       792

                          Cash at beginning of period      3,272      3,943

                            Cash at the end of period   $  2,885   $  4,735


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                 Net
                         Common              Unrealized
                         Shares   Additional    Gain
                         $1 Par    Paid-in    (Loss) on  Retained
                          Value     Capital  Investments Earnings  Total

Balance, January 1, 1995  $7,079     $9,331   $(10,869)  $57,723 $63,264

Net change in unrealized
  gain (loss) on
  investments                                   10,147            10,147

Net income                                                 1,288   1,288

Balance, June 30, 1995    $7,079     $9,331   $   (722)  $59,011 $74,699


Balance, January 1, 1996  $7,079     $9,331   $  1,240   $58,286 $75,936

Net change in unrealized
  gain (loss) on
  investments                                   (4,517)           (4,517)

Net income                                                 1,053   1,053

Balance, June 30, 1996    $7,079     $9,331   $ (3,277)  $59,339 $72,472



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

LIQUIDITY AND CAPITAL RESOURCES

     During each of the six month periods ended June 30, 1996 and 1995 the Company operated profitably and net cash was provided from operations.

     During 1996, the Company sold certain "Available for Sale" securities and invested the proceeds in securities with longer duration. As more fully described in the 1995 10-K, securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 decreased to an unrealized loss of $3,277,000 as of June 30, 1996. While this has resulted in a decrease in shareholders' equity and book value per share it had no effect on results of operations or cash flows.

RESULTS OF OPERATIONS--SIX AND THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1995

     Revenues for the six and three months ended June 30, 1996 increased by $3,107,000 and $555,000, respectively, compared to the six and three months ended June 30, 1995 principally due to higher premium rates charged on certain
lines   of   business,   particularly   related   to   increased       minimum
automobile liability coverage required by New York State in 1996 partially offset by a decrease in the number of policies inforce. The Company is continuing its program, which began in the fourth quarter of 1995, of raising prices to cover increased loss costs in certain lines of business and reducing volume in business lines that have not been profitable.

     Net investment income increased in 1996 compared to 1995 reflecting growth in invested assets and higher investment yields. The decrease in service fee income was principally the result of a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business.

     During the six and three month periods ending June 30, 1996 and 1995, the Company strengthened loss reserves. Losses for the six month period ended June 30, 1996 were higher than those of 1995 due to catastrophe losses of approximately $300,000 and less favorable claims experience due to severe winter storms.

     Loss adjustment expenses for the six and three month periods ended June 30, 1996 were higher than those of 1995 due largely to increased payments for claims audits and outside counsel for litigated claims and increased pension and severance benefits for certain employees, a portion of which is allocated to loss adjustment expense.


     Other underwriting expenses for the six months and second quarter ended June 30, 1996 were higher than those of 1995 primarily as a result of higher operating costs, primarily relating to pension and severance benefits for certain employees.

                         Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             27   Financial Data Schedule.

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                              SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALLCITY INSURANCE COMPANY
                                       Registrant









Date: August 13, 1996      By  FRANCIS M. COLALUCCI
                               Francis M. Colalucci
                               Senior Vice President, CFO and Treasurer
                               (Principal Financial and Accounting
                                Officer)

                                             August 13, 1996



FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

Attention: Filing Desk, Stop 10-4

                         Re:  Form 10-Q - Allcity Insurance Company

Gentlemen:

     We enclose herewith one (1) manually signed copy and seven (7) additional copies of the captioned form for the period ending June 30, 1996.

                                             Very truly yours,








Enclosure