Form 10-Q
period 1996-09-30
ALLCITY INSURANCE CO /NY/
filed 1996-11-13
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

On November 8, 1996 there were 7,078,625 shares of Common Stock outstanding.

                          ALLCITY INSURANCE COMPANY

                                    INDEX



                                                                        PAGE

PART I   Financial Information


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - September 30, 1996 and December 31,
  1995.................................................................    2

   Consolidated Statements of Income - Nine months ended September
   30, 1996 and September 30, 1995 and three months ended September 30,
   1996 and September 30, 1995..........................................  3-4

   Consolidated Statements of Cash Flows - Nine months ended September
   30, 1996 and September 30, 1995......................................    5

   Consolidated Statements of Changes in Shareholders' Equity - Nine
   months ended September 30, 1996 and September 30, 1995...............    6

   Notes to Interim Consolidated Financial Statements...................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 8-10


PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders............   11

Item 6.  Exhibits and Reports on Form 8-K...............................   11


Signatures..............................................................   12

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except par value amounts)
                                                    September 30  December 31,
                                                        1996          1995
                                                      (Unaudited)

ASSETS
   Investments:
     Available for sale (aggregate cost of
       $274,928 in 1996 and $259,566 in 1995)          $271,449      $261,473
     Held to maturity (aggregate fair value
       of $491 in 1996 and $503 in 1995)                    476           478
     Short term (at cost)                                    45        11,597
                                    TOTAL INVESTMENTS   271,970       273,548

   Cash                                                   3,677         3,272
   Agents' balances, less allowance for doubtful
     accounts ($1,228 in 1996 and $1,093 in 1995)        22,620        21,155
   Accrued investment income                              3,990         3,720
   Reinsurance balances receivable                      270,815       257,615
   Prepaid reinsurance premiums                          80,645        79,285
   Deferred policy acquisition costs                      8,682         8,578
   Deferred tax benefit                                  13 478        10,281
   Other assets                                           3,456         3,366

                                         TOTAL ASSETS  $679,333      $660,820

LIABILITIES
   Unpaid losses                                       $362,572      $348,832
   Unpaid loss adjustment expenses                       53,945        51,047
   Unearned premiums                                    128,672       125,942
   Accounts payable and accrued liabilities               2,212         1,964
   Drafts payable                                         5,457         4,844
   Due to affiliates                                     15,211        17,865
   Unearned service fee income                            5,726         5,109
   Reserve for servicing carrier claim expenses           8,243         6,910
   Other postretirement benefits                          3,729         3,537
   Reinsurance balances payable                           3,417         3,476
   Other liabilities                                      1,911         1,834
   Surplus note                                          13,969        13,524

                                    TOTAL LIABILITIES    605,064      584,884

SHAREHOLDERS' EQUITY
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 1996 and 1995                     7,079         7,079
   Additional paid-in capital                             9,331         9,331
   Net unrealized gain (loss) on investments             (2,260)        1,240
   Retained earnings                                     60,119        58,286
                           TOTAL SHAREHOLDERS' EQUITY    74,269        75,936
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $679,333      $660,820




See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)

                                                 Nine Months Ended
                                                    September 30
                                                   1996        1995

REVENUES
   Premiums earned                              $73,317     $70,619
   Net investment income less expenses of $289
     in 1996 and $279 in 1995                    12,188      11,446
   Service fee income                             5,266       5,919
   Net securities gains and (losses)                910        (205)
   Other income                                     517         633
                                                 92,198      88,412

LOSSES AND EXPENSES
   Losses                                        57,677      56,230
   Loss adjustment expenses                       9,599       9,248
   Other underwriting expenses less deferrals
     of $12,427 in 1996 and $14,147 in 1995       9,335       6,576
   Amortization of deferred policy acquisition
     costs                                       12,323      13,452
   Interest on surplus note                         446         464
                                                 89,380      85,970

INCOME BEFORE FEDERAL INCOME TAXES                2,818       2,442

FEDERAL INCOME TAXES
    Current                                       2,298       2,519
    Deferred (benefit)                           (1,313)     (1,664)
                                                    985         855

                                   NET INCOME   $ 1,833     $ 1,587


Per share data, based on 7,078,625 average shares outstanding in 1996 and 1995:


                         NET INCOME PER SHARE     $0.26       $0.22














See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)

                                                 Three Months Ended
                                                    September 30
                                                   1996        1995
REVENUES
   Premiums earned                              $23,474     $23,890
   Net investment income less expenses of $107
     in 1996 and $81 in 1995                      4,211       3,902
   Service fee income                             2,308       1,841
   Net securities gains                             446          72
   Other income                                     161         216
                                                 30,600      29,921

LOSSES AND EXPENSES
   Losses                                        19,986      19,371
   Loss adjustment expenses                       2,768       3,010
   Other underwriting expenses less deferrals
     of $2,237 in 1996 and $4,361 in 1995         3,583       2,374
   Amortization of deferred policy acquisition
     costs                                        2,916       4,552
   Interest on surplus note                         149         153
                                                 29,402      29,460

INCOME BEFORE FEDERAL INCOME TAXES                1,198         461

FEDERAL INCOME TAXES
    Current                                         803       1,128
    Deferred (benefit)                             (385)       (966)
                                                    418         162

                                  NET INCOME    $   780     $   299


Per share data, based on 7,078,625 average shares outstanding in 1996 and 1995:


                         NET INCOME PER SHARE     $0.11       $0.04










See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)
                                                          Nine Months Ended
                                                             September 30
                                                            1996       1995
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $  1,833   $  1,587
   Adjustments to reconcile net income to net
     cash provided by operations:
     Provision for deferred tax benefits                  (1,313)    (1,664)
     Amortization                                         12,700     13,258
     Provision for doubtful accounts                         135         98
     Net securities (gains) losses                          (910)       205
     Policy acquisition costs incurred and deferred      (12,427)   (14,147)
     Net change in:
       Agents' balances                                   (1,600)    (3,889)
       Reinsurance balances receivable                   (13,200)   (25,937)
       Prepaid reinsurance premiums                       (1,360)    (7,147)
       Unpaid losses and loss adjustment expenses         16,638     40,593
       Unearned premiums                                   2,730     12,031
       Drafts payable                                        613        634
       Due to affiliates                                  (2,654)    (4,650)
       Unearned services fees                                617      1,302
       Reserve for servicing carrier claim expense         1,333        933
       Reinsurance balances payable                          (59)       617
       Other                                                 609        853

            NET CASH PROVIDED BY OPERATING ACTIVITIES      3,685     14,677

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
     Acquisition of investments                         (149,240)   (49,202)
     Proceeds from sale of investments                   112,887     48,405
     Proceeds from maturities of investments              21,521     16,997
   Net change in short-term investments                   11,552    (27,910)

             NET CASH (USED FOR) INVESTING ACTIVITIES     (3,280)   (11,710)

                                 NET INCREASE IN CASH        405      2,967

                          Cash at beginning of period      3,272      3,943

                            Cash at the end of period   $  3,677   $  6,910









See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                   Net
                           Common              Unrealized
                           Shares  Additional     Gain
                           $1 Par    Paid-In    (Loss) on  Retained
                            Value     Capital  Investments Earnings  Total


Balance, January 1, 1995    $7,079     $9,331   $(10,869)  $57,723 $63,264

Net change in unrealized
  gain (loss) on
  investments                                     10,237            10,237

Net income                                                   1,587   1,587

Balance, September 30, 1995 $7,079     $9,331   $   (632)  $59,310 $75,088



Balance, January 1, 1996    $7,079     $9,331   $  1,240   $58,286 $75,936

Net change in unrealized
  gain (loss) on
  investments                                     (3,500)           (3,500)

Net income                                                   1,833   1,833

Balance, September 30, 1996 $7,079     $9,331   $ (2,260)  $60,119 $74,269


















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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations
     The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1995 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     During each of the nine month periods ended September 30, 1996 and 1995 the Company operated profitably and net cash was provided from operations.

     During 1996, the Company sold certain "Available for Sale" securities and invested the proceeds in securities with longer duration. As more fully described in the 1995 10-K, securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. Principally as a result of increases in market interest rates during 1996, the unrealized gain on investments at the end of 1995 decreased to an unrealized loss of $2,260,000 as of September 30, 1996. While this has resulted in a decrease in shareholders' equity and book value per share it had no effect on results of operations or cash flows.

RESULTS OF OPERATIONS--NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues for the nine and three months ended September 30, 1996 increased by $3,786,000 and $679,000, respectively, compared to the nine and three months ended September 30, 1995. The increase in premiums earned in the nine months ended September 30, 1996 was due to higher premium rates charged on certain lines of business, particularly related to increased minimum automobile liability coverage required by New York State in 1996, partially offset by a decrease in the number of policies in force. The decrease in earned premiums in the three months ended September 30, 1996 was primarily the result of a decrease in the number of policies in force. The Company is continuing its program, which began in the fourth quarter of 1995, of raising prices to cover increased loss costs in certain lines of business and reducing volume in business lines that have not been profitable.

     Net investment income increased in 1996 compared to 1995 reflecting growth in invested assets and higher investment yields. The decrease in service fee income for the nine months ended September 30, 1996 was principally the result of a reduction in the estimate of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business. The increase in service fee income in the three months ended September 30, 1996 was principally due to a favorable true-up adjustment to the 1995 assigned risk business service fees and an increase in New York Public Automobile Pool income due to a lower allocation of fees to the reserve for servicing carrier claim expenses.

     During the nine and three month periods ending September 30, 1996 and 1995, the Company strengthened loss reserves. Losses for the nine month period ended September 30, 1996 were higher than in 1995 due to catastrophe losses of approximately $300,000, less favorable claims experience due to severe winter storms and an unusually high assessment from the New York State workers' compensation fund.

     Loss adjustment expenses for the nine months ended September 30, 1996 were higher than those of 1995 due largely to increased payments for claims audits and outside counsel for litigated claims and increased operating costs (primarily pension and severance benefits for certain employees), a portion of which is allocated to loss adjustment expense. The decrease in loss adjustment expenses for the three months ended September 30, 1996 was due to higher expense reserves established in the 1995 period.

     Other underwriting expenses for the nine and three month periods ended September 30, 1996 were higher than in 1995 primarily as a result of higher operating costs, primarily relating to pension and severance benefits for certain employees. The deferral of policy acquistion costs, net of amortization, decreased in the nine and three month periods ended September 30, 1996 in comparison to the corresponding 1995 periods primarily due to a reduction in premiums written.

                         Part II - Other Information




Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on Monday, October 21, 1996. Of the 7,078,625 common shares issued and outstanding and eligible to vote at the annual meeting, holders of record of 6,976,089 common shares were represented in person or by proxy and entitled to vote at the meeting.

     The shareholders were asked to elect one Class I Director to serve for a two-year term expiring in 1998 and five Class III Directors to serve for a three-year term expiring in 1999. The following table sets forth the respective vote totals of each Director elected at the meeting:

     Director           Class      Vote for            Votes Withheld

Larry A. Frakes           I        6,967,002               9087
Francis M. Colalucci     III       6,966,997               9092
Oliver L. Patrell        III       6,966,981               9108
Richard G. Petitt        III       6,966,997               9092
Harry H. Wise            III       6,966,986               9103
Henry H. Wulsin          III       6,967,002               9087

     Continuing as Directors after the meeting were Class I Directors, Ian M. Cumming, Thomas E. Mara, Joseph S. Steinberg and Daniel G. Stewart and Class II Directors, Martin A. Bernstein, Louis V. Siracusano, Lucius Theus and Helen
W. Vogel.

     Subsequent to the election of Directors, Larry A. Frakes resigned as both officer and Director of the Company effective November 13, 1996. Accordingly, a vacancy exists for a Class I Director.




Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             27  Financial Data Schedule.


          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ALLCITY INSURANCE COMPANY
                                                             Registrant









Date: November 13, 1996       By  FRANCIS M. COLALUCCI
                                  Francis M. Colalucci
                                  Senior Vice President, CFO and Treasurer
                                  (Principal Financial and Accounting
                                   Officer)

                                             November 13, 1996



FEDERAL EXPRESS


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

Attention:  Filing Desk, Stop 10-4

               Re:  Form 10-Q - Allcity Insurance Company

Gentlemen:

     We enclose herewith one (1) manually signed copy and seven (7) additional copies of the captioned form for the period ending September 30, 1996.

                                             Very truly yours,









BO:ma
Enclosures