Form 10-K
period 1996-12-31
ALLCITY INSURANCE CO /NY/
filed 1997-03-31
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-K


[x]        ANNUAL REPORT PURSUANT  TO SECTION  13 OR 15 (d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from        to

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

           The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 1997 was $5,148,646.

           The number of shares outstanding of each of the registrant's classes of common shares, as of March 14, 1997, was 7,078,625.

           DOCUMENTS INCORPORATED BY REFERENCE - None

           Exhibit Index on Page 25.

                         TABLE OF CONTENTS


                                 Part I


                                                                     Page

Item 1-  Business................................................     1


Item 2-  Properties..............................................    10

Item 3-  Legal Proceedings.......................................    10


Item 4-  Submission of Matters to a Vote of Security Holders.....    10


                              Part II

Item 5-  Market for the Registrant's Common Equity and Related
         Stockholder Matters.....................................    10

Item 6-  Selected Financial Data.................................    11

Item 7-  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................    12

Item 8-  Financial Statements and Supplementary Data.............    15

Item 9-  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................    15

                             Part III

Item 10- Directors and Executive Officers of the Registrant......    15

Item 11- Executive Compensation..................................    18

Item 12- Security Ownership of Certain Beneficial Owners and
         Management..............................................    21

Item 13- Certain Relationships and Related Transactions..........    23

                              Part IV

Item 14- Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K................................................    23

Signatures.......................................................    24

                                      PART I

Item 1. Business

General

           Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer, owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Leucadia is a diversified financial services holding company whose shares are traded on both the New York and Pacific Stock Exchanges and is principally engaged in property and casualty insurance, life and health insurance, banking and lending and manufacturing. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the ("Group").

           The Company operates in the State of New York, primarily in the New York City metropolitan area, conducting property and casualty insurance underwriting activities. The Company's property and casualty business is produced through general agents, one of which is an Empire subsidiary, local agents and insurance brokers. Substantially all of the Group's policies are written for a one year period. The Group is licensed in New
York to write all lines of insurance that may be written by property and casualty insurers except residual value, credit, unemployment, animal, marine protection and indemnity insurance and ocean marine insurance.
Empire is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Approximately 4.2% of the
Group's written premiums are produced from sources outside New York
State.

           According to A.M. Best & Co. ("Best"), an insurance industry research organization, the Group ranked 108th in total net premium writings among property and casualty insurance companies and groups in 1995. During 1996, the Group was rated (B++)(very good) by Best and was rated "A" (good) by Standard & Poor's Insurance Rating Services, based on the Group's claims-paying ability. Approximately 66% of the Company's net premiums written in 1996 were for automobile insurance coverages, while 34% of such premiums were for commercial (other than automobile) and personal and miscellaneous coverages. The Company's general agents produced approximately 23% of the Company's premium revenues for the year ended December 31, 1996.

Pooling Agreement

           All insurance business written by the Company is subject to a pooling agreement with Empire under which the Company and Empire effectively operate as one company. The Company operates under the same general management as Empire and has full use of Empire's personnel and facilities. As of December 31, 1996, Empire and its subsidiaries had 810 full and part-time employees. Currently, and for all periods presented, all premiums, losses, loss adjustment expenses and other underwriting expenses are shared in the proportion 70% to Empire and 30% to the Company. The pooling agreement and subsequent amendments were approved by the New York State Insurance Department.

Narrative Description of Business

           The Company's property and casualty insurance operations are conducted in conjunction with other members of the Group. The Group provides personal insurance coverage to automobile owners and homeowners and commercial insurance for workers' compensation, residential real estate, restaurants, retail establishments, livery vehicles (both medallion and radio controlled) and several types of service contractors.

           The Group has also acquired private passenger automobile and commercial automobile assigned risk business from other insurance companies. These contractual arrangements provide for negotiated fees paid to the Group within parameters established by the New York Insurance Department.

           In addition, the Group receives a fee as a servicing carrier, providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool, Massachusetts Limousine/Taxi Program and New Hampshire Commercial Automobile Insurance Procedure. These arrangements do not involve the assumption of any material underwriting risk by the Group.

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

              The following table presents business segment data, net of
reinsurance, for the three   years ended December 31, 1996 (dollars in
thousands):
                             Premiums    Premiums    Losses    Loss
                             Written      Earned    Incurred   Ratio(a)
1996
Automobile lines              $60,162    $63,558     $56,562   89.0%
Commercial lines               25,243     27,714      17,128   61.8%
Miscellaneous and personal
  lines                         5,606      4,801       2,697   56.2%
Total                         $91,011    $96,073     $76,387   79.5%

1995

Automobile lines              $62,485    $61,261     $55,652   90.8%
Commercial lines               28,821     29,535      20,799   70.4%
Miscellaneous and personal
  lines                         4,029      3,455       1,224   35.4%
Total                         $95,335    $94,251     $77,675   82.4%



                            Premiums    Premiums     Losses    Loss
                            Written      Earned     Incurred   ratio(a)
1994
Automobile lines             $60,216     $55,826     $43,825   78.5%
Commercial lines              30,334      30,387      15,435   50.8%
Miscellaneous and personal
  lines                        2,986       2,831       1,454   51.4%
Total                        $93,536     $89,044     $60,714   68.2%

(a) Computed on   a Statutory  Accounting   Principles   ("SAP") basis
    and excluding loss adjustment expenses.

           For further information concerning Business Segments, see Notes 8 and 12 of the Notes to Consolidated Financial Statements, included elsewhere herein.

Combined Ratios

        Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting
principles ("GAAP") and SAP, for the three years ended   December 31,
1996.  The Loss Ratio is the ratio   of  incurred losses and loss
adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations, net of service fee income) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.

                                                    Year Ended December 31
                                      1996           1995          1994
              Loss Ratio:
                  GAAP               92.0%          95.8%        79.6%
                  SAP                89.3%          91.2%        80.6%
                  Industry(SAP)(a)    N/A           78.9%        81.1%

              Expense Ratio:
                  GAAP               22.1%          19.6%        22.9%
                  SAP                18.2%          16.3%        20.7%
                  Industry(SAP)(a)    N/A           27.5%        27.3%

              Combined Ratio:(b)
                  GAAP              114.1%         115.4%       102.5%
                  SAP               107.5%         107.5%       101.3%
                  Industry(SAP)(a)    N/A          106.4%       108.4%

(a) Source:  Best's   Aggregates  &  Averages,  Property/Casualty, 1996
    Edition.   A comparison   of industry   combined ratios may not be
    meaningful   as a result of, among other   things, differences  in
    geographical concentration and in the mix of property and casualty insurance products.
(b) For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason
    for the difference  between the GAAP  Combined Ratio and the    SAP
    Combined Ratio. Additionally in 1996, the difference relates to the accounting for certain expenses which are treated differently under SAP and GAAP.

           The Company's 1996 and 1995 GAAP and SAP Loss and Combined Ratios were higher than those of 1994 and prior years due to significant loss reserve strengthening in automobile, commercial package and workers' compensation lines as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations". Additionally, for 1995, additional payments were made on automobile no-fault claims which had been closed prior to 1995.

Marketing and Distribution

           The Group's marketing and distribution strategy emphasizes profitability rather than volume and focuses on the production of its voluntary business through five general agents, one of which is an Empire subsidiary, and approximately 390 local agents and insurance brokers who are compensated for their services by payment of commissions on the premiums they produce. These agents and brokers also represent competing insurance companies. Subject to regulatory approval, the Group utilizes premium rates developed and independently filed for all coverages with the exception of workers' compensation, for which rates are filed by the New York Compensation Insurance Rating Board, and assigned risk automobile business, for which rates are filed by the New York Automobile Insurance Plan.

Reinsurance

           The Company's retention on property and casualty lines of insurance was $300,000 in 1996 and $225,000 in 1995 and 1994; for workers'
compensation business the retention was $500,000 for all three years. Additionally, the Company carries reinsurance to protect itself against certain catastrophic losses. Its retention of lower level losses under such treaties is $5,000,000 for 1997 and was $3,000,000 for each of 1996, 1995 and 1994.

           Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire will assume 50% of the premiums and losses of Centurion and grant Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed by Empire will be retained and 30% will be shared with the Company.

           Although reinsuance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The majority of the Company's reinsurance has been placed with certain of the largest reinsurance companies, including (with their Best ratings) General Reinsurance Corporation (A++) (superior),
Munich American Reinsurance Company (A+) (superior), Everest Reinsurance Company (A)(excellent) and Zurich Reinsurance Centre, Inc.
(A)(excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

Investments

           Investment activities represent a significant part of the Company's total income. Investments are managed by the Investment Committee of the Board of Directors, which consults with outside investment advisors with respect to a substantial portion of the Company's investment portfolio.

           The Company has a diversified investment portfolio substantially consisting of securities rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Government or its agencies. At December 31, 1996, and 1995 the average yield of the Company's bond portfolio was approximately 6.1% and 5.8% and the average maturity of the Company's bond portfolio was approximately 3.3 years and
2.8 years, respectively.

Tax Sharing Agreement

           The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement between Leucadia and the Company, the Company computes its tax provision on a separate return basis and is either charged its share of federal income tax resulting from its taxable income or is reimbursed for tax benefits resulting from its losses.

Government Regulation

           The Group, like all insurance companies, is subject to regulation involving the establishment of premium rates, standards of solvency and minimum requirements of capital and surplus which must be maintained in the states in which they transact business. There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the Group's operations. Insurance companies are required to file detailed annual reports with the insurance regulatory agencies in each of the states in which they do business and are subject to periodic examination by such agencies. The Company is presently undergoing an examination by the New York State Insurance Department for the period ending December 31, 1996.

           The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") standard for insurance companies. Generally, the RBC formula is
designed to assess the adequacy of an  insurer's  statutory     capital
in relation to the risks inherent in its business. The RBC formula is used by the states as a tool to identify weakly capitalized companies for the purpose of initiating regulatory action when capital under the standard is judged to be inadequate. As of December 31, 1996, the Company's RBC ratio substantially exceeded minimum requirements.

           The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. The Company had certain
"other than normal" NAIC ratios for the year ended December 31, 1996.
The Company believes that there are no material underlying problems or weaknesses in its insurance operations and that it is unlikely that material adverse regulatory action will be taken.

           The Group is a member of state insurance funds which provide certain protection to policyholders of insolvent insurers doing business in those states. Due to insolvencies of certain insurers in recent years, the Group has been assessed certain amounts which have not been material and are likely to be assessed additional amounts by state insurance funds.
The Company believes that it has provided for all anticipated assessments and that any additional assessments will not have a material adverse effect on the Company's financial condition or results of operations.

Competition

           The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition and financial stability. The insurance industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns, has been, and may continue to be, a depressing influence on policy rates. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate.

Losses and Loss Adjustment Expenses

     Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings.

    The Company relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed.

           In the following table, the liability for losses and LAE are reconciled for each of the three years ended December 31, 1996. Included therein are current year data and prior year development.

                   RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                              1996      1995      1994
                                                 (In thousands)

Liability for losses and LAE, net,
  at beginning of year                    $142,718  $121,923  $106,115

Provision for losses and LAE for
  claims occurring in the current year      80,216    80,061    73,790

Increase (decrease) in estimated losses
  and LAE for claims occurring in prior
  years                                      8,134    10,266    (2,934)
                                            88,350    90,327    70,856
Loss and LAE payments for claims
  occurring during:
    The current year                        27,192    23,743    20,000
    Prior years                             60,382    45,789    35,048

                                            87,574    69,532    55,048

Liability for losses and LAE, net          143,494   142,718   121,923

Reinsurance recoverable                    262,593   257,161   219,676

Liability for losses and LAE
  at end of year as reported in
  financial statements                    $406,087  $399,879  $341,599

          The Company's liability for losses and LAE as of December 31, 1996 was $143,494,000 determined in accordance with SAP and $406,087,000 determined in accordance with GAAP. The difference relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities.

          The following table presents the development of balance sheet liabilities for 1986 through 1996. The liability line at the top of the table indicates the estimated liability, net of reinsurance, for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims that were unpaid at each annual balance sheet date, including provision for losses estimated to have been incurred but not reported to the Company. The middle portion of the table shows the re-estimated amount of the previously reported liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

      The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1986
liability estimate has developed a $3,745,000    redundancy over ten   years.
The effect  on  pretax income during  the  past three  years of changes in
estimates of   the    liabilities for losses    and LAE is    shown in    the
reconciliation table above.

          The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1996, the Company had paid $49,207,000 of the currently estimated $50,895,000 of losses and LAE that had been incurred, but not paid, through the end of 1986; thus an estimated $1,688,000 of losses incurred through 1986 remain unpaid as of the current balance sheet date.

          In evaluating this information it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1989, but incurred in 1986, will be included in the cumulative redundancy amount for years 1986, 1987 and 1988. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Allcity Insurance Company
Analysis of Loss and Loss Adjustment Expenses Development
                 (Thousands of dollars)



                                  Year ended December 31,
                       1986    1987    1988    1989    1990
Liability for
unpaid Losses
and Loss adjust-
ment expenses        54,640  62,013  67,154  70,567  75,420

One Year Later       54,292  59,515  64,411  68,347  74,844
Two Years Later      52,591  58,357  62,135  65,227  73,538
Three Years Later    51,044  56,650  59,859  63,792  73,151
Four Years Later     50,570  55,367  58,606  63,556  74,190
Five Years Later     49,713  54,595  59,131  63,584  76,509
Six Years Later      49,344  54,904  59,304  64,962  78,392
Seven Years Later    49,879  54,924  60,504  65,467
Eight Years Later    49,785  55,682  61,363
Nine Years Later     50,315  56,382
Ten Years Later      50,895

Cumulative Redun-
dancy (Deficiency)    3,745   5,631   5,791   5,100 (2,972)

                       1991    1992    1993    1994   1995      1996
                     84,178  96,712 106,115 121,923 142,718  143,494

                     83,987  96,516 103,181 132,189 150,852
                     83,341  97,208 112,176 140,620
                     85,197 103,592 118,127
                     88,928 108,430
                     92,035

                     (7,857)(11,718)(12,012) (18,697)(8,134)


Cumulative amount
of Liability paid
through:
One Year Later       16,307  18,133  19,242  19,744  23,681
Two Years Later      26,630  29,287  30,362  32,840  38,067
Three Years Later    34,295  36,927  39,511  42,271  50,194
Four Years Later     39,129  42,872  45,698  49,803  58,830
Five Years Later     42,402  46,734  50,434  54,602  65,025
Six Years Later      44,721  49,262  53,433  58,185  69,568
Seven Years Later    46,101  51,067  55,598  60,953
Eight Years Later    47,200  52,538  57,393
Nine Years Later     48,150  53,813
Ten Years Later      49,207


Net Liability -
End of Year
Reinsurance
Recoverable

Gross Liability -
End of Year

Net Re-estimated
Liability - Latest
Re-estimated
Recoverable - Latest

Gross Re-estimated
Liability - Latest

Gross Cumulative
Deficiency

                      1991    1992    1993    1994    1995
                     26,852  33,903  35,048  45,789  60,382
                     44,989  54,615  59,701  80,911
                     59,336  71,653  81,680
                     69,955  85,689
                     77,965






                                    106,115  121,923  142,718

                                    184,718  219,676  257,161


                                    290,833  341,599  399,879



                                    118,127  140,620  150,852


                                    219,349  254,287  269,708



                                    337,476  394,907  420,560


                                    (46,643) (53,308) (20,681)

Item 2. Properties

           The Group's executive and administrative offices are located on six floors of a ten-story office building at 122 Fifth Avenue, New York, New
York  10011 and one floor of an adjoining office building at 120 Fifth
Avenue, New York, New York 10011, under leases each of which expire on September 30, 1998.

           The Group has entered into a twenty year lease agreement in an office building, in which Leucadia has an equity interest, and will relocate its executive and administrative offices in the summer of 1998. The Group received certain incentives from both the City and State of New York in connection with this lease which will be recognized over the term of the lease.

           The Group also conducts limited operations from branch offices located in Manhattan, Mineola and Rochester, New York, Boston,
Massachusetts and Bedford, New Hampshire. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Agreement" under Item 1, herein.

Item 3. Legal Proceedings

           The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with counsel, the Company does not believe that such litigation will have a material effect on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

           The information to be included under the caption "Submission of Matters to a Vote of Security Holders" is included in the Company's Form 10-Q for the quarterly period ended September 30, 1996.

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

                                 High                  Low
1st Quarter 1997
(through March 14, 1997)       $ 8 1/2                 $ 7

1st Quarter 1996                 9 3/8                   8
2nd    "     "                   9 1/4                   7 1/2
3rd    "     "                   8 1/4                   6 1/4
4th    "     "                   8 1/2                   7

1st Quarter 1995                 9 3/4                   8 3/4
2nd     "    "                   9 1/4                   8 1/2
3rd     "    "                   9 1/2                   8 1/2
4th     "    "                   9 3/4                   8




     (b) Holders

           The number of shareholders of record of common shares at December
31, 1996 was 583.

           (c) Dividends

           The Company has paid no dividends on its common shares since 1975.
Without the approval of the New York State Insurance Department, dividends are limited to the lowest of 1) 10% of surplus as computed on a SAP basis, 2) earned surplus determined on a SAP basis and 3) adjusted net investment income during the 36 month period prior to declaration.
At December 31, 1996, $6,957,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.

Item 6. Selected Financial Data

                                       Years ended December 31
                               1996     1995      1994  1993(b)    1992
                        (Thousands of dollars, except per share amounts)
Total revenues             $120,790 $117,892  $107,286  $94,632 $89,845

Income before cumulative
  effects of changes in
  accounting principles      $2,634     $563    $6,901  $ 7,222  $8,482
Cumulative effects of
  changes in accounting
  principles                    -         -       -       6,171     -
Net income(a)                $2,634     $563   $ 6,901  $13,393  $8,482


Per share:
Income before cumulative
  effects of changes in
  accounting principles       $0.37    $0.08     $0.97    $1.02   $1.20
Cumulative effects of
  changes in accounting
  principles                    -         -         -      0.88      -

Net income (a)                $0.37    $0.08     $0.97    $1.90   $1.20

a) Net income includes net securities gains (losses) net of applicable tax, as follows:

                          Gains(Losses)               Per Share
                      1996             $  735,000                  $ 0.10
                      1995               (133,000)                  (0.02)
                      1994               (437,000)                  (0.06)
                      1993                918,000                    0.13
                      1992              1,470,000                    0.21

b) The cumulative effects of changes in accounting principles related to changes in accounting for income taxes, postretirement benefits and retrospectively rated reinsurance contracts.

                                          At December 31
                           1996      1995      1994      1993      1992
                                    (Thousands of dollars)
Total assets(a)        $653,730  $660,820  $582,508  $513,558  $236,094
Invested assets         272,992   273,548   237,878   219,608   199,220

Surplus note:
   Face value             7,000     7,000     7,000     7,000     7,000
   Interest               7,115     6,524     5,911     5,395     4,975

Common Shareholders'
  Equity(b)              75,658    75,936    63,264    69,813    53,780
GAAP Combined Ratio      114.1%(d) 115.4%(d) 102.5%    103.5%    103.5%
SAP Combined Ratio       107.5%(d) 107.5%(d) 101.3%    101.6%    101.8%

Industry SAP Combined
  Ratio                    NA      106.4%    108.4%    106.9%    115.7%
Premium to Surplus
  Ratio (c)                1.4X      1.6X      1.7X      1.5X      1.6X

(a) Includes approximately $334.2 million, $336.9 million, $297.5 million and $249.8 million in 1996, 1995, 1994 and 1993, respectively, for reinsurance receivables, the majority of which is recoverable from Empire under the pooling agreement. Prior to December 31, 1993, reinsurance receivables were netted against loss reserves and unearned premiums.
(b) Includes unrealized  depreciation of approximately $1.7 million in
    1996 and $10.9 million in   1994, and   unrealized  appreciation of
    approxmately   $1.2 million  in  1995 and $2.6 million in 1993, all
    net      of tax, on investments classified as avail  able for sale.
(c) Premium to Surplus Ratio was  calculated by   dividing statutory net
    premiums written by year-end statutory surplus.
(d) For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason
    for the difference  between the GAAP  Combined Ratio and the    SAP
    Combined Ratio. Additionally in 1996, the difference relates to the accounting for certain expenses which are treated differently under SAP and GAAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

           During each of the three years in the period ended December 31,
1996, the Company   operated profitably  and net cash was provided from
operations. In 1996, net cash provided from operations reflected a marked decrease primarily due to a decrease in premiums written and a program to reduce pending claims and settle claims more quickly than in the past which resulted in more loss and loss adjustment expense payments.

           At December 31, 1996 and 1995, the yield of the Company's bond portfolio was 6.1% and 5.8% with an average maturity of 3.3 years and 2.8 years, respectively. Additionally, at December 31, 1996, approximately 95% of the bond portfolio was invested in issues of the U.S. Government and its agencies with the remainder invested in investment grade corporate and industrial issues. The Company presently anticipates reinvesting proceeds from maturities and investment income in substantially similar investments.

           The Company believes its immediate cash needs will not require the sale of bonds, although it may sell certain of these securities from time to time.

           Principally as a result of rising market interest rates during 1996, the market value of the Company's available for sale bond portfolio at December 31, 1996 was $2,572,000 below amortized cost. While this has resulted in a decrease in shareholders' equity, it had no effect on results of operations or cash flows.

           The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

Results of Operations

Revenues

           Earned premium revenues of the Company increased by approximately $1.8 million, or 1.9%, and $5.2 million, or 5.8%, in 1996 and 1995, respectively.  Beginning in the fourth quarter of 1995, higher premium rates were charged on certain lines of business, including in 1996 amounts related to increased minimum automobile liability coverage
required by   New York State.  Such rate  increases were largely offset
by a decrease in the number of policies in force. This decrease primarily resulted from a depopulation of the assigned risk pools and reduced volume in other lines of business that have not been profitable, primarily certain specialty programs within voluntary commercial automobile lines. In addition, increased competition, primarily in workers' compensation and commercial package policies has reduced volume. The increase in 1995 as compared to 1994 principally was attributable to growth in policies in force and increased premium rates. The majority of the growth in 1995 resulted from assigned risk service business.

           Investment income has increased by approximately $1 million, or 6.5%, and $2.2 million, or 16.5%, in 1996 and 1995, respectively, primarily as a result of growth in invested assets resulting from positive cash flows. In 1996, the Company realized gains on the sale of fixed maturities, primarily U.S. Treasury Notes. During 1995 and 1994, the Company realized losses on the sale of certain investments in order to shorten the average duration of its investment portfolio.

           Service fee income decreased approximately $1.1 million, or 14%, in 1996 primarily as a result of a depopulation in the assigned risk pools, and to a lesser extent, the non-renewal of certain service contracts with other insurance carriers. In 1995, an increase of approximately $2.7 million, or 55%, was primarily the result of increased acquisition of blocks of automobile assigned risk business from other insurance companies.


Expenses

           Losses incurred for 1996 were approximately $1.3 million, or 1.7%, less than those of 1995. Losses incurred for 1995 were approximately $17 million, or 27.9%, greater than those of 1994. Based upon actuarial studies conducted during 1996 and 1995, the Company strengthened reserves for losses from prior accident years by approximately $8,100,000 in 1996, primarily related to voluntary commercial automobile and commercial package lines of business, and by approximately $10,300,000 in 1995, primarily related to automobile and workers' compensation lines of business. The Company continues to analyze the adequacy of its loss reserves on a quarterly basis. Also in 1996, the Company experienced unusually high assessments from a New York State workers' compensation fund. Contributing to the 1995 increase in losses were additional payments made on automobile no-fault claims which had been closed prior to 1995.

           Loss adjustment expenses for 1996 were approximately $0.7 million, or 5.4%, less than 1995. Although, lower than 1995, loss adjustment expenses were high due largely to increased payments for claims audits and outside counsel for litigated claims and increased operating costs (primarily pension and severance benefits for certain employees), a portion of which is allocated to loss adjustment expense. Loss adjustment expenses in 1995 were approximately $2.5 million, or 24.7%, higher than 1994, primarily attributable to increased claims activity and higher operating costs.

           The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected increases of approximatley $1.7 million, or 6.6%, and $0.8 million, or 3% in 1996 and 1995, respectively. The increase in 1996 was primarily the result of higher operating costs, primarily relating to pension and severance benefits for certain employees, and higher systems costs as the Company has begun a program to upgrade its processing and information systems, some of which are currently not year 2000 compliant. The increase in 1995 was the result of increased amortization of acquisition costs related to the growth in earned premiums.

Impact of Inflation

         The Company, as well as the property and casualty insurance industry in general, is affected by inflation. With respect to losses, the
Company's claim   severity is affected by the impact of inflation  on the
cost of automobile repair parts, medical costs and lost wages. The costs of adjusting claims and other underwriting expenses have also been adversely affected by inflationary pressures on salaries and employee benefits. The Company receives rate increases based in part upon its experience as well as the industry's experience. Accordingly, premium increases generally follow the rate of inflation.

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

Name, Age and Position       Principal Occupation, Office
     with Company                  and Term of Office

Richard G. Petitt, 48,       Principal Occupation - Chairman of the
Director, Chairman of the      Board and Chief Executive Officer of the
Board, President & Chief       Company  and  Empire since  March 1996
Executive Officer              and President since May 1996. Chairman
                               of the Board and Chief Executive Officer of Colonial Penn Life Insurance Company
                               ("CPL") since March 1992.  Previously,
                               President and Chief Operating Officer of
                               CPL from August 1991 to April 1996.  Since
                               September 1983, has served in various
                               executive capacities at Leucadia and its subsidiaries including Vice President of
                               Leucadia and President of the Sperry &
                               Hutchinson Co., Inc.
                             Director since March 1996; current term
                               expires 1999.

Martin B. Bernstein, 63,     Principal Occupation - President and
Director Director of Ponderosa Fibres of America Inc. (a pulp manufacturer for paper producers).
                             Director since February 1988; current term
                               expires 1998.

Ian M. Cumming, 56,          Principal Occupation - Presently and
Director                       since June 1978, Chairman of the
                               Board and a Director of Leucadia.
                               Director of Skywest, Inc. (a Utah-based
                               regional air carrier) since June 1986.
                               Director of MK Gold Company
                               (an international gold mining company)
                               since June 1995.
                             Director since February 1988; current
                               term expires 1997.

Name, Age and Position       Principal Occupation, Office
     with Company                  and Term of Office


Thomas E. Mara, 51,          Principal Occupation - Presently and
Director since May 1980, Executive Vice President of Leucadia and Treasurer of Leucadia since January 1993.
                             Director since October 1994; current
                               term expires 1997.

Oliver L. Patrell, 69,       Principal Occupation - Independent
Director consultant. Previously, Chairman of the Board, Chief Executive and President of Colonial Penn Insurance Company ("CPIC") from August 1991 to February 1996, August 1991 to May 1995 and August 1991 to May 1994, respectively. Chairman of the Board of the Company and Empire from February 1984 to February 1996. President of the Company and Empire from February 1983 to August 1991. Chief Executive Officer of the Company and Empire from February 1983 to August 1991 and also from December 1995 to February 1996.
                             Director since February 1983; current
                               term expires 1999.

Louis V. Siracusano, 50,     Principal Occupation - Attorney with
Director McKenna, Fehringer, Siracusano & Chianese (a law firm) for over five years.
                             Director since 1985; current term
                               expires 1998.

Joseph S. Steinberg, 53,     Principal Occupation - President since
Director                       January 1979 and Director since
                               December 1978 of Leucadia. Director of
                               MK Gold Company (an international gold
                               mining company) since June 1995. Director since June 1988 of Jordan Industries, Inc., a holding company principally engaged in manufacturing. Chairman of the Board of CPIC since February 1996.
                             Director of the Company since February
                               1988; current term expires 1997.

Daniel G. Stewart, 78,       Principal Occupation - Independent
Director consulting actuary. Previously, Senior Vice President of Mutual Benefit Life Insurance Company from 1985 to November 1991.
                             Director since 1980; current term expires
                               1997.

Name, Age and Position       Principal Occupation, Office
     with Company                  and Term of Office

Lucius Theus, 74,            Principal Occupation - President, The
Director U.S. Associates (consultants in civic affairs, human resources and business management) since 1989. Principal and Director of the Wellness Group, Inc.
                               (a provider of health promotion
                               programs) since 1989. Corporate
                               Director, Civic Affairs of Allied
                               Corporation (a diversified industrial
                               company) since 1979.
                             Director since 1980; current term expires
                               1998.

Helen W. Vogel, 79,          Principal Occupation - Teacher of
Director political science at the White Plains, New York, Senior Center for over five years.
                             Director since 1980; current term expires
                               1998.

Harry H. Wise, 58,           Principal Occupation - President and
Director Director, H.W. Associates, Inc. (an investment advisory firm). President and Director, Madison Equity Capital Corp. (a sponsor of private investment partnerships).
                             Director since February 1988; current
                               term expires 1999.

Henry H. Wulsin, 49,         Principal Occupation -  President since
Director May 1994 and Chief Executive Officer since May 1995 of CPIC. Previously, Chief Operating Officer from August 1991 to May 1995 and Executive Vice President from August 1991 to May 1994 of CPIC. Senior Vice President of the Company and Empire from May 1988 to September 1991.
                             Director since 1993; current term expires
                               1999.

Joel M. Berlin, 53,           Principal Occupation - Senior Vice President
Director, Senior Vice          of marketing of the Company and Empire
President                      since May 1996.  Previously, Chairman of
                               the Board and Chief Executive Officer of the Sperry & Hutchinson Co., Inc ("S&H")
                               (an incentive marketing firm) from April
                               1993 to May 1996. President and Chief
                               Operating Officer of S&H from March 1992 to May 1996.
                             Director since 1996; current term expires
                               1997.

Name, Age and Position       Principal Occupation, Office
     with Company                  and Term of Office

Francis M. Colalucci, 52,    Principal Occupation - Senior Vice
Director, Senior Vice          President, Chief Financial Officer
President, Chief Financial     and Treasurer of the Company and
Officer & Treasurer            Empire since January 1996.  Previously,
                               Vice President & Corporate Treasurer
                               of Continental Corporation (an insurance holding Company) from 1991 to January 1996.
                             Director since October 1996; current term
                               expires in 1999.

Thomas A. Daffron, 58,       Principal Occupation - Senior Vice
Senior Vice President          President of the Company and Empire
                               since August 1995. Previously, Vice
                               President of Home Insurance Company
                               from July 1990 to July 1995.

Linda A. Philipps, 52,       Principal Occupation - Chief Information
Senior Vice President,         Officer of the Company and Empire since
Chief Information Officer      June 1996.  Previously, Chief Informa-
                               tion Officer of Banta Printing Corp. (a
                               commercial printing firm), from March 1996 to June 1996 and Director of Business
                               Development of Menasha Paper Corp. (a
                               manufacturer of paper and plastic products) from March 1994 to March 1996. From August
                               1988 to February 1994 acted in various
                               operational capacities for Leucadia.

Item 11. Executive Compensation

     The Company does not directly remunerate officers. Thirty percent of salaries paid to officers and all other employees of Empire are allocated and charged to the Company along with other operating expenses pursuant to the pooling arrangement described above in Item 1, "Business".

Summary Compensation Table

    The following table sets forth certain compensation information for
Richard G. Petitt, the Chief Executive Officer of the Company, and Andrew
W. Attivissimo, who was Chief Executive Officer of the Company in 1995,
the only executive officers whose compensation paid, or accrued for, under the pooling arrangement exceeded $100,000 for the year ended December 31,
1996.
                              Summary Compensation Table
                                               Long Term
                         Annual Compensation  Compensation
Name and Principal
     Position                                     LTIP      All Other
                               Salary   Bonus   Payouts   Compensation
                         Year    $       $         $            $
Richard G. Petitt        1996  86,674  150,000      0         8,844(a)
President & C.E.O

Andrew W. Attivissimo    1996  87,791   30,000    69,631     89,397(c)
President and C.O.O.     1995  78,906     0       30,497(b)  72,876(d)
                         1994  75,018   42,300    39,985(b)  79,961(e)





(a) Includes Salary Cap Restoration Plan ($3,450), Pension Plan ($4,455) and Company match of 401(k) plan ($939).
(b) Contributions made to a trust pursuant to the Empire Long Term
    Incentive Plan.
(c) Includes Supplemental Retirement Plan ($86,698), Pension Plan ($1,856), income from Empire Long Term Incentive Plan units ($599) and Company match of 401(K) plan ($244).
(d) Includes Supplemental Retirement Plan ($58,090), Pension Plan ($5,325), income from Empire Long Term Incentive Plan units ($9,217) and Company match of 401(k) plan ($244).
(e) Includes Supplemental Retirement Plan ($71,558), Pension Plan ($6,187), income from Empire Long Term Incentive Plan units ($2,021) and Company match of 401(K) plan ($195).

     The Company does not directly remunerate directors. The directors of the Company and Empire who are not employees of Empire and the Company were paid an annual fee of $5,000. In addition, eligible directors receive $1,500 for each joint board meeting attended. For attendance at a meeting of a committee of the joint board, such directors receive $1,500 per meeting. In addition, each Chairperson of a Committee is entitled to $500 per annum. All fees paid to such directors are shared in accordance with the pooling agreement.

    In February 1996, Mr. Patrell retired as Chairman of the Board of Directors and Chief Executive Officer of the Company and Empire; he remains a Director of Empire and the Company. Upon his retirement, Leucadia agreed to pay to Mr. Patrell the amount of $1,000,000 of which $333,333 was paid by Empire. Pursuant to the pooling agreement, the Company contributed 30% of the compensation paid by Empire to Mr. Patrell. Mr. Patrell agreed not to compete against Leucadia or its affiliated entities for a two year period.

    Mr. Attivissimo was employed pursuant to an Employment Agreement which was to terminate on December 31, 1996. The Employment Agreement was to continue from year to year thereafter unless the period of employment was terminated at the end of a calendar year by either Mr. Attivissimo or Empire on at least six months written notice. In May 1996, Mr. Attivissimo retired from his positions as an officer and director of the Company and Empire. Pursuant to the terms of his Employment Agreement, Mr. Attivissimo will continue to be paid his normal salary at the rate of $240,000 per annum until December 31, 1997. In addition, Mr. Attivissimo received a lump sum supplemental retirement benefit of $1,901,000, $482,375 under Empire's Long Term Incentive Plan and title to an automobile having a book value of approximately $13,000. Pursuant to the pooling agreement, the Company is obligated to pay 30% of the compensation and cost of benefits payable to Mr. Attivissimo.

Pension Plan

     Pensions for officers and employees of the Company are provided under a trusteed non-contributory pension plan ("1985 Plan"). Any employee is eligible for membership in the 1985 Plan on July 1st or January 1st of any plan year after which he has completed one full year of service, consisting of a minimum of 1,000 credited hours with Empire, provided they have attained the age of 21 years by or before such date.

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

     The amounts set forth in the following table show estimated annual benefits upon retirement to which the Company contributes 30% of such cost through the pooling agreement.
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

Salary Cap Restoration Plan

     In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the 1985 Plan, of the officer's highest five year average compensation (not to exceed $300,000, adjusted for the cost-of-living) at retirement and the current maximum compensation limit of $150,000. The SCRP is an unfunded plan. Under the pooling agreement, the Company is obligated to pay 30% of the cost of the SCRP.

Employees' Savings Plan

     Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. In 1995, Empire matched 65% of each participant's deferral contribution up to a maximum matching contribution of $650. A participant may also contribute, from his after-tax dollars, an amount, not to exceed 10% of his annual compensation. Effective July 1996, the Savings Plan was amended to allow Empire matching contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. Empire's contributions to the Savings Plan were $524,000, 435,000 and $352,000 in 1996, 1995 and 1994, respectively. Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions under the Savings Plan.

Supplemental Retirement Plan

     Under Empire's Supplemental Retirement Plan, eligible employees who work until their normal retirement date, which, is the last day of the month in which such employees attains 60 years of age, are entitled to receive monthly benefits equal to (a) the difference between (i) one twelfth of a stipulated percentage (the "stipulated percentage") of such participant's final average compensation (the "base amount") and (ii) the aggregate amount of the monthly pension and benefit entitlement such participant would receive under Empire's Pension Plan, Savings Plan and other employee pension benefit plans if such benefits were paid in the form of an annuity for the life of the participant and fifty percent of the participant's monthly Social Security benefit, multiplied, unless otherwise specified in the plan, by (b) a fraction, not exceeding one (the "reduction factor"), the numerator of which is the number of the participant's years of service and the denominator of which is five.
Final average compensation is the average annual compensation paid during any five consecutive calendar years during which the participant's compensation was highest. The plan provides that the minimum benefit payable is equal to the base amount multiplied by the reduction factor. Participants remaining in the employ of the Company after the normal retirement date continue to accrue benefits under the plan. Early retirement, between age 55 and 60 under this plan, is permitted provided the participant electing early retirement has at least ten years of service. Amounts payable under the plan are payable out of the assets of the Trust to Fund Benefits under Certain Unfunded Deferred Compensation Plans of the Company, established effective November 1, 1987 (the "Trust Fund"). The Trust Fund is subject to the claims of certain creditors of the Company if the Company becomes insolvent. The Board of Directors had designated one key employee, Andrew W. Attivissimo, to receive benefits under the plan based on a maximum stipulated percentage of 60% and a minimum stipulated percentages of 30%. Upon his retirement, Mr. Attivissimo received a lump sum payment under the plan of $1,901,000.

Long Term Incentive Plan

     Prior to 1996, Empire sponsored a Long Term Incentive Plan which, based upon the attainment of certain performance goals, awarded officers with units of participation in a compensation pool. The plan was terminated in 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of March 14, 1997 as to the Common Shares of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common Shares.
           Name and                    Amount and
           Address of                  Nature of
           Beneficial                  Beneficial           Percent of
           Owner                       Ownership               Class

    Empire Insurance Company       5,987,401 Common           84.6%
    122 Fifth Avenue               Shares owned of
    New York, N.Y.  10011          record

    Baldwin Enterprises, Inc.      368,607 Common              5.2%
    529 East South Temple          Shares owned of
    Salt Lake City, Utah 84102     record

     As discussed in Item 1, "Business", Leucadia (and certain of its wholly-owned subsidiaries) may be deemed a parent of Empire and therefore of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire.

Security Ownership of Management

     The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by all directors and by directors and officers of the Company as a group as of December 31, 1996 with respect to the Company's Common
Shares and as of March 14, 1997 with respect to Leucadia's and Empire's securities.

Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

Name of Beneficial             Amount and Nature of          Percent of
     Owner                     Beneficial Ownership             Class
Andrew W. Attivissimo                   -                          -
Joel M. Berlin                          -                          -
Martin B. Bernstein                     -                          -
Francis M. Colalucci                    -                          -
Ian M. Cumming (1)                      -                          -
Thomas E. Mara                          -                          -
Oliver L. Patrell                       -                          -
Richard G. Petitt                       -                          -
Louis V. Siracusano                     -                          -
Joseph S. Steinberg (1)                 -                          -
Daniel G. Stewart                       -                          -
Lucius Theus                            -                          -
Helen W. Vogel                          200                        *
Harry H. Wise                         1,100                        *
Henry H. Wulsin                         -                          -
Directors and officers
as a group (16 persons) (2)           3,300                        *

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

(2) Aside from the beneficial ownership described in note 1 to this table, seven directors and one officer beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.


Item 13. Certain Relationships and Related Transactions

     See Item 1 of this report and Notes 1,3,8,9,10 and 11 of Notes to Consolidated Financial Statements for information relating to transactions and relationships between the Company and its affiliates.


                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

    1. The following Financial Statements of Allcity Insurance Company are included in item 8:

    Report of Independent Accountants
    Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Income for the years ended December
      31, 1996, 1995 and 1994.
    Consolidated Statements of Changes in Shareholders' Equity Accounts for the years ended December 31, 1996, 1995 and 1994.
    Consolidated Statements of Cash Flows for the years ended December
      31 1996, 1995 and 1994.
    Notes to Consolidated Financial Statements.
    Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations for the years ended December 31, 1996, 1995 and 1994.

    2. The information for Schedules I, IV and V required to be filed pursuant to Regulation S-X, Article 7 is contained in the Notes to Consolidated Financial Statements and, therefore, these schedules have been omitted. The information required by Schedules III and IV of Article 7 is combined in Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations. All other required schedules are not applicable.

    3. The exhibits required by Item 601 of Regulation S-K have been filed herewith, see attached Exhibit Index.

(b) Reports on Form 8-K.

    During the quarter ended December 31, 1996, there were no reports on Form 8-K filed for the Company.

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

                                     ALLCITY INSURANCE COMPANY


March 28, 1997                  By:FRANCIS M. COLALUCCI
                                   Francis M. Colalucci
                                   Director, Senior Vice President
                                   C.F.O. & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.



RICHARD G. PETTIT                       FRANCIS M. COLALUCCI
Richard G. Petitt                       Francis M. Colalucci
Director, President & C.E.O.            Director, Senior Vice President
                                        C.F.O. & Treasurer




JOSEPH S. STEINBERG                     MARTIN B. BERNSTEIN
Joseph S. Steinberg                     Martin B. Bernstein
Director                                Director




THOMAS E. MARA                          LOUIS V. SIRACUSANO
Thomas E. Mara                          Louis V. Siracusano
Director                                Director




HARRY H. WISE                           DANIEL G. STEWART
Harry H. Wise                           Daniel G. Stewart
Director                                Director




JOEL M. BERLIN
Joel M. Berlin
Director, Senior Vice President

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

       10(a)         Pooling Agreement, as amended through March 31,
                     1992 between Empire and the Company (Incorporated by reference to Exhibit 10(a)-20 of the Company's Form 8 Amendment No. 1 of its annual Report for the year ended December 31, 1981).

       10(b) Lease Agreement, dated November 15, 1982, between Empire and 122 Fifth Associates (Incorporated by reference to exhibit 10(d) of the Company's Annual Report on Form 10-K or the year ended December 31,
                     1982).

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

       10(g) Employment Agreement made as of January 1, 1993 by and between by and between Empire and Andrew W. Attivissimo. (Incorporated by reference to Exhibit 10(g) of the 10-K for the year ended December 31, 1992).

       10(i) Empire Insurance Company Salary Cap Restoration Plan dated May
             26, 1994. (Incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

       27*   Financial Data Schedule.

ITEM 8. Financial Statements and Supplemental Data



   The following financial information is submitted herein:

                                                               Page

Report of Independent Accountants                                F2
Consolidated Balance Sheets - December 31, 1996 and 1995         F3
Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994                               F4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1996, 1995 and 1994           F5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                               F6
Notes to Consolidated Financial Statements.                      F7
Schedule:
  Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations for the years
  ended December 31, 1996, 1995 and 1994                        F26

                    REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors and
Shareholders of Allcity Insurance Company:

We have audited the consolidated financial statements and the financial statement schedule of Allcity Insurance Company and Subsidiary listed in the index on page F1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule bases on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allcity Insurance Company and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                              COOPERS & LYBRAND L.L.P.





New York, New York
February 19, 1997

CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share and per share amounts)
                                                   December 31
                                                  1996       1995
ASSETS
  Investments:
    Available for sale (aggregate cost of
      $254,645 in 1996 and $259,566 in 1995)  $252,073   $261,473
    Held to maturity (aggregate fair value
      of $485 in 1996 and $503 in 1995)            477        478
    Short term (at cost)                        20,442     11,597
                           TOTAL INVESTMENTS   272,992    273,548

  Cash                                           2,232      3,272
  Agents' balances, less allowance for
    doubtful accounts ($1,363 in 1996 and
      $1,093 in 1995)                           17,814     21,155
  Accrued investment income                      2,822      3,720
  Reinsurance balances receivable              264,159    257,615
  Prepaid reinsurance premiums                  70,061     79,285
  Equity in pools and associations                 275        667
  Deferred policy acquisition costs              7,707      8,578
  Deferred tax benefit                          13,019     10,281
  Other assets                                   2,649      2,699
                                 TOTAL ASSETS $653,730   $660,820


LIABILITIES
  Unpaid losses                               $353,536   $348,832
  Unpaid loss adjustment expenses               52,551     51,047
  Unearned premiums                            111,657    125,942
  Accounts payable and accrued liabilities       2,644      1,964
  Drafts payable                                 5,712      4,844
  Due to affiliates                             14,232     17,865
  Unearned service fee income                    5,461      5,109
  Reserve for servicing carrier claim
    expenses                                     8,043      6,910
  Other postretirement benefits                  3,819      3,537
  Reinsurance balances payable                   4,887      3,476
  Other liabilities                              1,415      1,834
  Surplus note                                  14,115     13,524
                            TOTAL LIABILITIES  578,072    584,884

SHAREHOLDERS' EQUITY
  Common stock, par value $1.00: 7,368,420
    shares authorized; 7,078,625 shares issued
    and outstanding in 1996 and 1995             7,079      7,079
  Additional paid-in capital                     9,331      9,331
  Net unrealized (depreciation) appreciation
   on investments (net of deferred taxes
   of ($900) and $667 in 1996 and 1995,
   respectively)                                (1,672)     1,240
  Retained earnings                             60,920     58,286

                   TOTAL SHAREHOLDERS' EQUITY   75,658     75,936

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $653,730   $660,820

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share
 and per share amounts)
                                             Year Ended December 31
                                              1996     1995     1994
REVENUES
  Premiums earned                          $96,073 $ 94,251  $89,044
  Net investment income                     16,358   15,358   13,187
  Service fee income                         6,608    7,683    4,958
  Net securities gains and (losses)          1,130     (205)    (662)
  Other income                                 621      805      759
                                           120,790  117,892  107,286


LOSSES AND EXPENSES
  Losses                                    76,387   77,675   60,714
  Loss adjustment expenses                  11,963   12,652   10,142
  Other underwriting expenses, less
    deferrals of $15,333 in 1996,
    $18,359 in 1995 and $17,524 in
    1994                                    11,681    7,810    8,698
  Amortization of deferred policy
    acquisition costs                       16,204   18,349   16,692
  Interest on surplus note                     591      613      516
                                           116,826  117,099   96,762

INCOME BEFORE FEDERAL INCOME TAXES           3,964      793   10,524


FEDERAL INCOME TAXES

  Current                                    2,501    3,050    4,305
  Deferred (benefit)                        (1,171)  (2,820)    (682)
                                             1,330      230    3,623

NET INCOME                                $  2,634 $    563 $  6,901

Per share data, based on 7,078,625
   average shares outstanding in 1996,
   1995 and 1994
                  NET INCOME PER SHARE       $0.37    $0.08    $0.97

See Notes to Consolidated Financial Statements.








CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

ALLCITY INSURANCE COMPANY
(In thousands)
                        S H A R E H O L D E R S' E Q U I T Y
                                          Net Unrealized              Total
                               Additional  Appreciation               Share-
                 Common Stock    Paid-In   (Depreciation)  Retained   holders'
                 Shares  Amount   Capital   on Investments Earnings  Equity
Balance at
January 1, 1994   7,079   $7,079    $9,331   $  2,581     $50,822    $69,813

Net income for the
year                                                        6,901      6,901

Change in unrealized depreciation
  on investments (net of income
  tax benefit of $1,803)                      (13,450)               (13,450)

Balance at
December 31,1994  7,079    7,079     9,331    (10,869)     57,723     63,264

Net income
for the year                                                   563       563
Change in unrealized appreciation
on investments (net of income
taxes of $1,073)                                12,109                12,109

Balance at
December 31,1995  7,079    7,079     9,331       1,240      58,286    75,936

Net income
for the year                                                 2,634     2,634

Change in unrealized depreciation
  on investments (net of income
  tax benefit of $1,567)                        (2,912)               (2,912)

Balance at
December 31, 1996 7,079   $7,079    $9,331     $(1,672)   $ 60,920   $75,658






See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLCITY INSURANCE COMPANY
(Thousands of dollars)
                                              Year Ended December 31
                                              1996     1995      1994

NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $  2,634    $  563  $ 6,901
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for deferred tax benefits   (1,171)   (2,820)    (682)
      Amortization                             450       (17)     335
      Provision for doubtful accounts          270       141       79
      Net securities (gains) and losses     (1,130)      205      662
      Policy acquisition costs incurred
        and deferred                           871        (9)    (832)
      Net change in:
        Agents' balances                     3,071    (1,977)  (1,071)
        Reinsurance balances receivable     (6,544)  (37,761) (34,806)
        Prepaid reinsurance premiums         9,224    (1,671) (12,912)
        Unpaid losses and loss adjustment
          expenses                           6,208    58,280   50,766
        Unearned premiums                  (14,285)    2,756   18,461
        Drafts payable                         868     1,408      319
        Due to affiliates                   (3,633)   (2,557)   3,274
        Unearned service fees                  352       853    1,206
        Reserve for service carrier claims
          expenses                           1,133     1,660    1,448
        Reinsurance balances payable         1,411     3,255     (591)
        Other                                2,457      (153)    (156)

NET CASH PROVIDED BY OPERATING ACTIVITIES    2,186    22,156   32,401

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Available for Sale:
   Acquisition of fixed maturities        (172,010) (107,352) (84,679)
   Proceeds from sale of fixed
     maturities                            140,862    48,405   56,303
   Proceeds from maturities of fixed
     maturities                             36,767    21,731   16,809
  Net change in short-term investments      (8,845)   14,389  (22,954)

NET CASH (USED FOR) INVESTING ACTIVITIES    (3,226)  (22,827) (34,521)

                    NET DECREASE IN CASH    (1,040)     (671)  (2,120)

               Cash at beginning of year     3,272     3,943    6,063

                 Cash at the end of year  $  2,232  $  3,272 $  3,943

  Cash paid for federal income taxes      $  3,686  $  3,714 $  6,393





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

The Company's three business segments and principal lines of business are
(1) automobile (private passenger and commercial), (2) commercial (commercial multi-peril, workers' compensation and other liability) and
(3) personal and miscellaneous (fire, allied and homeowners) insurance coverages. Based on the Company's 1996 net premiums written, approximately 66.1%, 27.7% and 6.2% of such premiums were for the automobile, commercial and personal and miscellaneous lines of business, respectively. The Company markets its products primarily to individuals, retail establishments, restaurants, taxicab owners, and several types of service contractors. A substantial portion of the Company's and Empire's automobile business, both private passenger and commercial, is assigned risk business acquired through contractual arrangements with other insurance companies, some of which are competitors. These contractual arrangements provide for service fees to the Company and Empire within parameters established by the New York State Insurance Department. In addition, the Company is a servicing carrier providing administrative services in return for a fee to the New York Public Automobile Pool. Under similar arrangements, Empire acts as a servicing carrier for the Massachusetts Limousine/Taxi Program and the New Hampshire Commercial Automobile Insurance Procedure. Under the pooling arrangement, the Company assumes 30% of the fees and costs of these arrangements.

The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Based on 1996 direct premiums written, approximately 95.8% of the property and casualty business written by the Company and Empire was in the State of New York.

The Company and Empire distribute their products through five general agents, one of which is an Empire subsidiary, and 390 independent agents and brokers. The Company's general agents produced approximately 22.7% of the Company's 1996 premiums written.

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

NOTE 2--ACCOUNTING POLICIES

Investments: Marketable debt and equity securities are designated as either (i) "held to maturity" and carried at amortized cost, (ii) "trading" and carried at estimated market value, which is based on quoted market prices, with differences between cost and estimated market value reflected in results of operations or (iii) "available for sale" and carried at estimated market value with differences between cost and estimated market value being reflected as a separate component of shareholders' equity, net of deferred income tax effects.

At December 31, 1996 and 1995, investments in debt securities on deposit with the New York State Insurance Department, which the Company has the intent and ability to hold to maturity, are classified as "Investments held to maturity". All other investments in debt securities are classified as "Investments available for sale" and stated at estimated market value. Net unrealized appreciation (depreciation) on investments available for sale (net of deferred tax) is included as a separate component of shareholders' equity.

Net securities gains or losses on the sale of investments are determined on a specific identification basis and are included in revenues.
Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable value.

Unearned Premiums: Unearned premiums have been calculated using the monthly pro rata method.

Unpaid Losses and Loss Adjustment Expenses: Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings.

Reinsurance: Unpaid losses, unpaid loss adjustment expenses and unearned premiums are stated gross of reinsurance ceded. Premiums written

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLCITY INSURANCE COMPANY

NOTE 2--ACCOUNTING POLICIES--CONTINUED

and earned, losses and LAE incurred, and other underwriting expenses are stated net of reinsurance ceded.

Pension Cost: Empire funds actuarially determined pension costs as currently accrued; 30% of such pension costs are allocated to Allcity.

Policy Acquisition Costs and Premium Deficiencies: Policy acquisition costs such as commissions, premium taxes and certain other underwriting expenses are deferred and amortized ratably over the terms of the related policies. Deferred policy acquisition costs are limited to their net realizable value after consideration of investment income on the related premium.

Participating Policies: Participating business on workers' compensation lines constitutes approximately 8% of the Company's policies in force and net premiums written. Amounts transferred to the participating policyholders' funds are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of policyholders' dividends incurred on participating policies was $946,000, $523,000 and $452,000 in 1996, 1995 and 1994, respectively. Unpaid dividends to participating policyholders are included as a liability in the balance sheet.

Servicing Arrangements: Service fee income from assigned risk business acquired through contractual arrangements with other insurance companies is recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method.

Service fee income for the administrative services, including underwriting, policy issuance, premium collection and claims services, provided to the New York Public Automobile Pool (the "Pool") is recorded as a reduction to other underwriting expenses and is earned over the life of the policies issued. The premiums and losses processed by the Company on behalf of the Pool, which are not reflected in the consolidated financial statements for the years ended December 31, are as follows (in thousands):

                                  1996              1995       1994

Premiums Earned               $ 59,158          $ 60,458    $60,141
Losses Incurred                 76,939           100,595     57,654
Unpaid Losses                  119,223           117,736     79,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLCITY INSURANCE COMPANY

NOTE 2--ACCOUNTING POLICIES--CONTINUED

The premiums, losses and expenses of the business for which the Company provides administrative services are reflected on the financial statements of those insurance companies, including the Company, in New York State which are required to participate in the Pool. In its role as a servicing carrier, the Company is liable only for the loss adjustment expenses which are reflected as a reserve for servicing carrier claim expense and are determined using case basis evaluations and statistical analyses.

Federal Income Taxes: The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statements carrying amounts and tax bases of assets and liabilities and for carryforwards. A valuation allowance is provided if deferred tax assets are not considered more likely than not to be realized.

Earnings Per Share: Earnings per share are based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 1996, 1995 and 1994.

Presentation: Certain prior year amounts have been reclassified to conform with the 1996 presentation.

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

NOTE 4--INVESTMENTS

Investment income by source is summarized as follows:

                                            Year Ended December 31
                                            1996      1995     1994
                                           (Thousands of dollars)
Investment income:
    Fixed  maturities                    $15,955   $13,606  $12,465
    Short-term investments                   742     2,126    1,007
                                          16,697    15,732   13,472
         Less: Investment expenses           339       374      285

                  NET INVESTMENT INCOME  $16,358   $15,358  $13,187


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 4--INVESTMENTS--CONTINUED

Investments at December 31, 1996 are summarized as follows:

                                                    Aggregate
                                   Gross Unrealized Estimated
                          Amortized Appre-  Depre-   Market    Carrying
                            Cost    ciation ciation   Value     Amount
                                     (Thousands of dollars)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies     $195,470  $  377   $2,720 $193,127  $193,127
Mortgage-backed
  securities                50,619     130      377   50,372    50,372
Foreign governments             75                8       67        67
All other corporate bonds    8,481      41       15    8,507     8,507

        TOTAL INVESTMENTS
        AVAILABLE FOR SALE 254,645     548    3,120  252,073   252,073

Held to maturity:
U.S. Treasury securities       477       8               485       477
        TOTAL INVESTMENTS
        HELD TO MATURITY       477       8               485       477

Short-term (at cost)        20,442                    20,442    20,442
        TOTAL INVESTMENTS $275,564  $  556   $3,120 $273,000  $272,992

Investments at December 31, 1995 are summarized as follows:

                                                    Aggregate
                                   Gross Unrealized Estimated
                          Amortized Appre-  Depre-   Market    Carrying
                            Cost    ciation ciation   Value     Amount
                                     (Thousands of dollars)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies      $186,100  $1,755  $ 323  $187,532  $187,532
Mortgage-backed
  securities                 61,444     495    155    61,784    61,784
Foreign governments             100              8        92        92
All other corporate bonds    11,922     146      3    12,065    12,065
         TOTAL INVESTMENTS
        AVAILABLE FOR SALE  259,566   2,396    489   261,473   261,473

Held to maturity:
U.S. Treasury securities        478      25              503       478
         TOTAL INVESTMENTS
          HELD TO MATURITY      478      25              503       478

Short-term (at cost)         11,597                   11,597    11,597
         TOTAL INVESTMENTS $271,641  $2,421   $489  $273,573  $273,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 4--INVESTMENTS--CONTINUED

The amortized cost and estimated market values of fixed maturities at
December 31, 1996 are shown as follows (in thousands):
                                                              Estimated
                                                 Amortized     Market
                                                    Cost       Value
Investments available for sale:
Due in one year or less                           $ 15,805     $ 15,941
Due after one year through five years              179,777      177,257
Due after five years through ten years               8,444        8,503
              Sub total                            204,026      201,701
Mortgage-backed securities                          50,619       50,372
              Sub total                            254,645      252,073

Investments held to maturity:
Due after one year through five years                  477          485

Short-term investments                              20,442       20,442
                    TOTAL INVESTMENTS             $275,564     $273,000

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company sold certain fixed maturities during 1996, 1995 and 1994 and realized gross gains of $1,354,000, $343,000 and $686,000, respectively. Gross losses of $224,000, $548,000 and $1,348,000 were realized on these sales in 1996, 1995 and 1994, respectively.

The changes in unrealized (depreciation) appreciation on investments available for sale in fixed maturities were $(4,479,000), $13,182,000 and $(15,253,000) for the years ended December 31, 1996, 1995 and 1994, respectively, before income taxes.

As of December 31, 1996 and 1995, a security with a book value of approximately $475,000 was on deposit with the New York State Insurance Department.

During 1996 and 1995, the Company sold call options on certain U.S. Treasury Notes and recognized investment income of $230,000 and $140,000, respectively. Options on U.S. Treasury Notes with notional values of $20,000,000 and $11,000,000 were inforce at December 31, 1996 and 1995, respectively.

ALLCITY INSURANCE COMPANY

NOTE 5--STATUTORY INFORMATION

The following is a reconciliation of net income and surplus as reported on a statutory basis to net income and shareholders' equity as determined in conformity with generally accepted accounting principles ("GAAP
Basis") (thousands of dollars):
                                                    NET INCOME
                                               Year Ended December 31
                                              1996       1995     1994
Statutory basis                             $7,233    $ 3,311  $ 5,018
Add (deduct):
  Change in deferred policy acquisition
    costs                                     (871)         9      832
  Change in allowances for doubtful
    accounts                                  (270)      (141)     (79)
  Change in policyholders' dividend reserve   (450)        -        -
  Retrospectively rated reinsurance
    contracts                               (3,365)    (4,742)   1,057
  Other postretirement benefits               (176)       (49)     (48)
  Deferred tax provision                     1,171      2,820      682
  Interest on surplus note                    (591)      (613)    (516)
  Other                                        (47)       (32)     (45)
                              GAAP BASIS   $ 2,634    $   563  $ 6,901

                                        SHAREHOLDERS'EQUITY AND SURPLUS
                                                    DECEMBER 31
                                                    1996             1995
Statutory surplus                             $69,566          $62,668
Add (deduct):
  Deferred policy acquisition costs             7,707            8,578
  Nonadmitted assets, less allowance
    for doubtful accounts                       2,352            2,266
  Provision for unauthorized reinsurance          114              130
  Policyholders' dividend reserve                (450)              -
  Excess of statutory reserves over
    statement reserves                            291               -
  Deferred tax benefit                         13,019           10,281
  Retrospectively rated reinsurance
    contracts                                      -             3,365
  Other postretirement benefits                  (744)            (568)
  Net unrealized (depreciation)
    appreciation on investments                (2,572)           1,907
  Surplus note                                (14,115)         (13,524)
  Other                                           490              833
                              GAAP BASIS      $75,658          $75,936

The Company has paid no dividends on its common stock since 1975. Without the approval of the New York State Insurance Department, dividends are limited to the lowest of 1) 10% of surplus as computed on a statutory basis 2) earned surplus determined on a statutory basis and
3) adjusted net investment income of the 36 month period prior to declaration. At December 31, 1996, $6,957,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 6--AGENTS' BALANCES

Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 1996, 1995 and 1994 is summarized as follows
(in thousands):

           Balance at January 1, 1994                $   873
           Provision                                   1,364
           Charge-offs, net of recoveries             (1,285)

           Balance at December 31, 1994                  952
           Provision                                   1,577
           Charge-offs, net of recoveries             (1,436)

           Balance at December 31, 1995                1,093
           Provision                                   2,089
           Charge-offs, net of recoveries             (1,819)

           Balance at December 31, 1996              $ 1,363

NOTE 7-- LOSSES AND LAE

    The Company has relied upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line an accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed.

In the following table, the liability for losses and LAE are reconciled for each of the three years ended December 31, 1996. Included therein are current year data and prior year development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 7--LOSSES AND LAE--CONTINUED

                               RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                           1996      1995      1994
                                             (In thousands)
Liability for losses and LAE, net,
  at beginning of year                  $142,718  $121,923  $106,115

Provision for losses and LAE for
  claims occurring in the current year    80,216    80,061    73,790
Increase (decrease) in estimated losses
  and LAE for claims occurring in prior
  years                                    8,134    10,266    (2,934)
                                          88,350    90,327    70,856

Loss and LAE payments for claims
  occurring during:
    The current year                      27,192    23,743    20,000
    Prior years                           60,382    45,789    35,048

                                          87,574    69,532    55,048

Liability for losses and LAE, net        143,494   142,718   121,923

Reinsurance recoverable                  262,593   257,161   219,676

Liability for losses and LAE
  at end of year as reported in
  financial statements                  $406,087  $399,879  $341,599

Based upon actuarial studies conducted during 1996 and 1995, the Company strengthened reserves for losses from prior accident years by approximately $8,100,000 in 1996, primarily related to voluntary commercial automobile and commercial package lines of business, and by approximately $10,300,000 in 1995, primarily related to automobile and workers' compensation lines of business. The Company continues to analyze the adequacy of its loss reserves on a quarterly basis. Also in 1996, the Company experienced unusually high assessments from a New York State workers' compensation fund. Contributing to the 1995 increase in losses were additional payments made on automobile no-fault claims which had been closed prior to 1995.

The Company has purchased annuities with various life insurance companies for a number of settled claims. The claimants have been designated as payees, however, the Company has a contingent liability of approximately $2,181,000, which represents the aggregate amount of settlements with the claimants, in the event of the failure of the various life insurance companies to perform.

ALLCITY INSURANCE COMPANY

NOTE 8--REINSURANCE

The Company has obtained reinsurance coverage to reduce its risk of and
exposure to large insurance claims and catastrophes.   The maximum single
risk retained by the Company was $500,000 on workers' compensation, for all the three years, and for other property and casualty lines $300,000 in 1996 and $225,000 for 1995 and 1994, respectively. The Company also uses reinsurance to protect itself against certain catastrophic losses. Its retention of lower level losses under such treaties is $5,000,000 for 1997 and was $3,000,000 for 1996, 1995 and 1994. Due to the geographic concentration of its business, the Company believes hurricanes and windstorms are its most significant exposure to catastrophic losses. Computer modeling programs provided by independent consultants are used to estimate exposure to such losses. The Company believes it presently has sufficient catastrophe reinsurance protection.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The majority of the Company's reinsurance has been placed with certain of the largest domestic reinsurance companies, including (with their Best ratings) General Reinsurance Corporation (A++) (superior), Munich American Reinsurance Company (A+) (superior), Everest Reinsurance Company (A)(excellent) and Zurich Reinsurance Centre, Inc.
(A)(excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believe are adequate, for any nonrecoverable reinsurance.

Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire will assume 50% of the premiums and losses of Centurion and grant Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed by Empire will be retained and 30% will be shared with the Company.

Assets and insurance reserves at December 31, 1996 and 1995 include $334,220,000 and $336,900,000, respectively, which represent reinsured amounts (principally arising from the intercompany pooling agreement with Empire) as follows (in thousands):

                                                    Ceded to

                                         Empire     Others     Total

As of December 31, 1996
Prepaid reinsurance premiums           $ 69,266    $   795   $ 70,061
Reinsurance balances receivable on:
  Paid losses                                        1,567      1,567
  Unpaid losses                         200,877     28,489    229,366
  Unpaid loss adjustment expenses        29,991      3,235     33,226





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 8--REINSURANCE--CONTINUED
                                                   Ceded to
                                          Empire    Others     Total

As of December 31, 1995
Prepaid reinsurance premiums            $ 78,255   $ 1,030  $ 79,285
Reinsurance balances receivable on:
  Paid losses                                          454       454
  Unpaid losses                          201,100    24,011   225,111
  Unpaid loss adjustment expenses         30,441     1,609    32,050

An analysis of reinsurance premiums, losses, LAE and commissions for the
years ended December 31, 1996, 1995 and 1994 are summarized as   follows
(in thousands):
                      Direct       Assumed           Ceded          Net
                                Empire Others    Empire   Others
1996
Premiums earned      $235,467  $ 96,073  $277  $222,909  $12,835  $96,073
Losses incurred       182,132    76,387   209   170,630   11,711   76,387
LAE incurred           13,827    11,963    72    11,679    2,220   11,963
Commissions incurred   25,556    10,987     8    23,259    2,305   10,987

Premiums written      222,467    91,011   200   210,068   12,599   91,011
Losses paid           177,454    75,938   728   170,948    7,234   75,938

Unearned premiums(a)   99,600    41,596   146    98,952      794   41,596
Unpaid losses(a)      313,469   124,170 1,987   286,967   28,489  124,170
Unpaid LAE(a)          46,080    19,324          42,845    3,235   19,324

1995
Premiums earned      $233,695  $ 94,251  $569  $219,649  $14,615  $94,251
Losses incurred       188,198    77,671   555   179,410    9,339   77,675
LAE incurred           17,731    12,652    76    19,128   (1,321)  12,652
Commissions incurred   29,792    12,223    32    27,076    2,748   12,223

Premiums written      236,170    95,335   483   222,046   14,607   95,335
Losses paid           141,279    59,680   811   133,849    8,241   59,680

Unearned premiums(a)  112,599    46,657   223   111,792    1,030   46,657
Unpaid losses(a)      308,790   123,721 2,506   287,285   24,011  123,721
Unpaid LAE(a)          45,096    18,997          43,487    1,609   18,997

1994
Premiums earned      $211,358  $ 87,987 $ 935  $200,619  $10,617 $ 89,044
Losses incurred       149,975    60,714   434   139,238   11,171   60,714
LAE incurred           14,144    10,142    78    12,605    1,617   10,142
Commissions incurred   29,414    12,248    51    27,011    2,454   12,248

Premiums written      229,915    93,536   781   218,960   11,736   93,536
Losses paid           107,726    46,915   665   100,077    8,314   46,915

Unearned premiums(a)  110,124    45,573   308   109,395    1,037   45,573
Unpaid losses(a)      261,871   105,730 2,763   241,725   22,909  105,730
Unpaid LAE(a)          37,945    16,193          34,617    3,328   16,193





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 8--REINSURANCE--CONTINUED

(a) Amounts as reflected in the balance sheet can be derived by   adding
   together amounts for direct and assumed and subtracting from this sum 30% of the amount ceded to Empire.

The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

An analysis of the effect of reinsurance on premiums by business segment for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (in thousands):

                                                               Percentage
                                  Assumed    Ceded              of Amount
                        Direct     from        to       Net      Assumed
                        Amount    Empire(a) Empire(b) Amount     to Net
1996
Premiums written:
   Automobile lines   $131,542   $60,362   $131,742   $60,162    100.3%
   Commercial lines     80,758    25,243     80,758    25,243    100.0%
   Miscellaneous and
      personal lines    10,167     5,606     10,167     5,606    100.0%

              Total   $222,467   $91,211   $222,667   $91,011

1995
Premiums written:
   Automobile lines   $133,427   $62,968   $133,910   $62,485    100.8%
   Commercial lines     93,659    28,821     93,659    28,821    100.0%
   Miscellaneous and
      personal lines     9,084     4,029      9,084     4,029    100.0%

              Total   $236,170   $95,818   $236,653   $95,335

1994
Premiums written:
   Automobile lines   $127,671   $60,997   $128,452   $60,216    101.3%
   Commercial lines     94,774    30,334     94,774    30,334    100.0%
   Miscellaneous and
      personal lines     7,470     2,986      7,470     2,986    100.0%

               Total  $229,915   $94,317   $230,696   $93,536

 (a)Includes $200, $483 and $781 assumed from non-affiliates in 1996, 1995 and 1994, respectively, before the effects of the pooling agreement described in Note 1.
 (b)Includes $12,599, $14,607 and $11,736 ceded to non-affiliates in 1996, 1995 and 1994, respectively, before the effects of the pooling agreement described in Note 1.

ALLCITY INSURANCE COMPANY

NOTE 9--FEDERAL INCOME TAXES

The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement, members compute their tax provision on a separate return basis and are either charged their share of federal income tax resulting from their taxable income or are reimbursed for tax benefits resulting from losses. As of December 31, 1996 and 1995, the Company's liability to affiliates for income taxes was $9,780,000 and $10,965,000, respectively.

The principal components of the deferred tax asset at December 31, 1996 and
1995 were as follows (in thousands):
                                                  1996          1995
  Unpaid loss and loss adjustment
    expense reserves                            $7,644       $ 7,865
  Unearned premiums                              2,912         3,266
  Employee benefits and compensation             1,580         1,532
  Interest accrued on surplus note               2,490         2,283
  Allowance for doubtful accounts                  477           382
  Deferred policy acquisition costs             (2,697)       (3,003)
 Retrospectively rated reinsurance contracts       -          (1,179)
  Unrealized depreciation (appreciation) on
    investments                                    900          (667)
  Other, net                                      (287)         (198)
                   Total                       $13,019       $10,281

The Company believes that it is more likely than not that the deferred tax asset at December 31, 1996 will be fully realized based on the availability of taxable income in carryback periods and future taxable income based on the past earnings history of the Company.

For the years 1996, 1995 and 1994, the difference between the "expected" statutory federal income tax applicable to continuing operations and the actual income tax expense was immaterial.

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK OPTIONS

Empire has a trusteed non-contributory pension plan covering substantially all employees. Current benefits are based on years of credited service and the employee's highest compensation during any five consecutive plan or calendar years before retirement. Empire's policy is to fund pension costs on a current basis using an aggregate method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK
         OPTIONS--CONTINUED

The following table sets forth certain information relating to Empire's pension plan (in thousands):

                                                         1996      1995
Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including vested
  benefits of $19,355 in 1996 and $21,054 in 1995    $ 20,043  $ 21,545

Projected benefit obligation for services
  rendered to date                                   $(26,927) $(29,975)
Plan assets at fair value (primarily bonds and
  stocks)                                              25,700    22,349

                      PROJECTED BENEFIT OBLIGATION
                          IN EXCESS OF PLAN ASSETS     (1,227)   (7,626)

Unrecognized prior service cost                           115       132
Unrecognized net (gain) loss from past experience
   different from that assumed and effects of
   changes in assumptions                                (797)    4,969
Unrecognized net obligation at transition date            515       644

                     ACCRUED PENSION COST INCLUDED
                              IN OTHER LIABILITIES    $(1,394) $ (1,881)

Net pension cost includes the following components (in thousands):

                                                 Year Ended December 31
                                                  1996      1995   1994

Service cost-benefits earned during the period  $1,862   $1,887  $2,051
Interest cost on projected benefit obligation    2,098    1,792   1,642
Actual return on plan assets                    (2,120)  (3,745)    372
Deferred gain (loss) on plan assets                556    2,535  (1,536)
Net amortization and deferral                      298      196     358

                   NET PERIODIC PENSION COST    $2,694  $ 2,665  $2,887

In accordance with the pooling agreement, the Company's share of accrued pension cost and net periodic pension cost is 30% of the amounts reflected above. In determining the actuarial present value of the projected benefit obligation, the Company utilized discount rates of 7.5% for 1996, 7.0% for 1995 and a rate of increase in future compensation levels of 5% in 1996 and 6.5% in 1995, respectively. The expected long-term rate of return on plan assets was 7.0% during 1996 and 1995.

Empire provides certain health care and life insurance benefits for retired employees. During 1996, Empire amended the eligility requirement to only those employees who had at least ten years of service and were at least 50 years of age as of October 1, 1996. Prior to this amendment, substantially all of Empire's employees were eligible for such benefits

ALLCITY INSURANCE COMPANY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK
         OPTIONS--CONTINUED

if they reached normal or early retirement age while still working for Empire. As a result of this amendment, the accumulated postretirement benefit obligation was reduced by approximately $1,919,000 which will be amortized over the average remaining service period of the remaining active participants. Those benefits are provided through an insurance company whose premiums are based on the cost of benefits paid during the year.

The following table sets forth certain information relating to Empire's unfunded substantive plan for postretirement benefits (in thousands):

                                               1996         1995
Actuarial present value of accumulated
  postretirement benefit obligation:
  Retirees                                 $ (5,325)    $ (8,159)
  Fully eligible active plan participants    (1,742)      (1,743)
  Other active plan participants               (450)      (2,218)

                                             (7,517)     (12,120)
Unrecognized net (gain) loss  from  past
  experience different from that assumed
  and effects of changes in assumptions      (5,213)         329

    ACCRUED POSTRETIREMENT BENEFITS COST   $(12,730)    $(11,791)

For the years ended December 31, 1996, 1995 and 1994, net postretirement benefits cost included the following components (in thousands):

                                                     1996   1995   1994
Service cost--benefits earned during the period    $  309 $  234 $  249
Interest cost on projected benefit obligation         970    866    817

        NET PERIODIC POSTRETIREMENT BENEFITS COST  $1,279 $1,100 $1,066

In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit cost is 30% of the amounts reflected above. In determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995, Empire utilized discount rates of 7.5% and 7.0%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 14% for 1995 and 13% for 1996 declining to an ultimate rate of 8% by 2001. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 would have increased by approximately $338,000 and $544,000, respectively, before the effects of the pooling agreement. The effect of a 1% change in the estimated aggregate of service and interest cost for 1996, 1995 and 1994 would be immaterial.

In 1987, Empire established a Supplemental Retirement Plan ("SERP") for certain senior officers. Under the SERP, Empire makes contributions to a trust account for the benefit of eligible senior officers. Eligible officers will receive benefits determined in accordance with the formulas and other provisions of the SERP agreement based on prior salary. Empire expensed $1,073,000 and $700,000 during 1996 and 1994, respectively, and

ALLCITY INSURANCE COMPANY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK
         OPTIONS--CONTINUED

had income of $697,000 in 1995 due to a reduction in accruals. Pursuant to the pooling agreement the Company is obligated to contribute 30% of the payments made under the SERP.

In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the 1985 Plan, of the officer's highest five year average compensation (not to exceed $300,000) at retirement and the current maximum compensation limit of $150,000. The SCRP is an unfunded plan. During 1995, Empire had income of $274,000 due to an accrual reduction and, during 1996 and 1994, expensed $90,000 and $394,000, respectively. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.

     Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. In 1995, Empire matched 65% of each participant's deferral contribution up to a maximum matching contribution of $650. A participant may also contribute, from his after-tax dollars, an amount, not to exceed 10% of his annual compensation. Effective July 1996, the Savings Plan was amended to allow Empire matching contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. Empire's contributions to the Savings Plan were $524,000 $435,000 and $352,000 in 1996, 1995 and 1994, respectively. Under the pooling arrangement, the Company is obligated to provide 30% of Empire's contributions under the Savings Plan.

In 1985, Allcity adopted the Allcity Insurance Company 1985 Incentive Stock Option Plan ("SOP") for officers and key employees. Under this plan, 368,420 shares were reserved for future options that may be granted to acquire common shares at the market price at date of grant. On October 1, 1986 options were granted to acquire a total of 312,250 common shares at an exercise price of $1.50 per common share. The plan expired in 1995.

     Prior to 1996, Empire sponsored a Long Term Incentive Plan which, based upon the attainment of certain performance goals, awarded officers with units of participation in a compensation pool. The plan was terminated in 1996.

NOTE 11--LEASES

           The Group's executive and administrative offices are located on six floors of a ten-story office building at 122 Fifth Avenue, New York, New
York  10011 and one floor of an adjoining office building at 120 Fifth
Avenue, New York, New York 10011, under leases each of which expire on September 30, 1998.

           The Group has entered into a twenty year lease agreement, in an office building, in which Leucadia has an equity interest, and will relocate its executive and administrative offices in the summer of 1998.

ALLCITY INSURANCE COMPANY

NOTE 11--LEASES--CONTINUED

The Group received certain incentives from both the City and State of New York in connection with this lease which will be recognized over the term of the lease.

Future minimum rentals, which exclude escalation amounts, on non-cancelable leases in the aggregate for each of the next five years and thereafter are as follows (in thousands):

                                     1997       $  2,058
                                     1998          2,361
                                     1999          4,906
                                     2000          4,906
                                     2001          4,906
                               Thereafter        106,970
                                    Total       $126,107

Rental expense for the Group for the years 1996, 1995 and 1994 was $3,166,000, $2,848,000 and $2,978,000, respectively. The Company pays 30%
of these rental charges in accordance with the pooling agreement.

NOTE 12-BUSINESS SEGMENTS

Allcity operates in three business segments--automobile lines, commercial lines and miscellaneous and personal lines. Results by business segment for each of the three years ended December 31, 1996 are summarized as follows (in thousands):

1996                                              Premiums  Underwriting
                                                   Earned   Gain  (Loss)
Automobile lines                                  $63,558   $(10,822)
Commercial lines                                   27,714     (2,998)
Miscellaneous and personal lines                    4,801        266
                        TOTAL FROM UNDERWRITING   $96,073    (13,554)

Net investment income, net securities gains,
  other income and interest on surplus note                   17,518
             INCOME BEFORE FEDERAL INCOME TAXES              $ 3,964
1995                                              Premiums  Underwriting
                                                   Earned   Gain  (Loss)
Automobile lines                                  $61,261   $ (9,965)
Commercial lines                                   29,535     (5,147)
Miscellaneous and personal lines                    3,455        560
                        TOTAL FROM UNDERWRITING   $94,251    (14,552)

Net investment income, net securities losses,
  other income and interest on surplus note                   15,345
             INCOME BEFORE FEDERAL INCOME TAXES              $   793




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 12--BUSINESS SEGMENTS--CONTINUED
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

Direct investment portfolios are not maintained for each segment and, accordingly, allocation of assets to each segment is not performed.

Five general agents, one of which is an Empire subsidiary, produced approximately 23%, 21% and 23% of Allcity's premiums for the years ended December 31, 1996, 1995 and 1994, respectively. All of Allcity's business is conducted in New York State.

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's only material financial instruments are investments for which the fair values (estimated market value) are disclosed in Note 4, and the surplus note and short-term investments, for which the carrying amount approximates fair value.

NOTE 14 -- LITIGATION

The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with Counsel, the Company does not believe that such litigation will have a material effect on its financial position, results of operations or cash flows.

NOTE 15 -- RELATED PARTIES

See Notes 1, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.

NOTE 16--SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for 1996, 1995 and 1994 (in thousands of dollars, except per share amounts):

                                                  1996
                                      1st     2nd      3rd        4th

Total revenues                    $30,884  $30,714   $30,600    $28,592

Net income                            556      497       780        801

Net income per share                 0.08     0.07      0.11       0.11






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

ALLCITY INSURANCE COMPANY

NOTE 16--SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS--CONTINUED
                                                  1995
                                      1st     2nd      3rd        4th

Total revenues                    $28,273  $30,091   $29,852    $29,676

Net income (loss)                     698      590       299     (1,024)

Net income (loss) per share          0.10     0.08      0.04      (0.14)

Actuarial studies conducted during the fourth quarter 1995 and in each quarter of 1996 indicated a need for additional reserves. Accordingly, in the fourth quarter 1995, the Company raised reserves to indicated levels producing a loss for the quarter.




                      ALLCITY INSURANCE COMPANY
          SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
         CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
                       (Thousands of dollars)

________________________________________________________________________________
_____COL. A_________ COL. B________COL. C_______COL. D*______COL. E____COL. F___
                                  Reserves
                                 for Unpaid
                    Deferred       Claims      Discount
                     Policy      and Claim      if any
                  Acquisition    Adjustment   Deducted in   Unearned   Earned
   Segment         Costs        Expenses     Column C(a)  Premiums    Premium



Year Ended 12/31/96:

Automobile lines      $4,318     $206,706                   $ 66,050 $ 63,558
Commercial lines       2,654      194,000       $104          39,090   27,714
Miscellaneous and
  personal lines         735        5,381        ___           6,517    4,801

              TOTAL   $7,707     $406,087       $104        $111,657 $ 96,073

Year Ended 12/31/95:

Automobile lines      $5,057     $199,550                   $ 74,194 $ 61,261
Commercial lines       3,042      195,098       $ 75          46,402   29,535
Miscellaneous and
  personal lines         479        5,231        ___           5,346    3,455

              TOTAL   $8,578     $399,879       $ 75        $125,942 $ 94,251
Year Ended 12/31/94:

Automobile lines      $5,044     $165,348                   $ 70,234  $55,826
Commercial lines       3,170      170,537       $ 83          48,681   30,387
Miscellaneous and
  personal lines         355        5,714        ___           4,271    2,831

              TOTAL   $8,569     $341,599       $ 83        $123,186  $89,044

     COL G               COL H          COL I        COL J     COL K    COL L
                Claims and Claim                                      Paid
                Adjustment Expenses   Amortization                    Claims
                Incurred Related to   of Deferred                     and
   Net            (1)     (2)         Policy       Other              Claim
   Investment   Current  Prior        Acquisition  Operating  Premiums Adj.
   Income(b)    Year     Years        Costs        Expenses   Written  Expenses





 $ 9,561     $58,256  $6,443           $ 9,854       $  (180) $60,162 $62,446
   6,370      19,251   1,434             5,293         4,782   25,243  22,483

     427       2,709     257             1,057           511    5,606   2,645

 $16,358     $80,216  $8,134           $16,204       $ 5,073  $91,011 $87,574




 $ 8,875     $56,931 $13,656           $11,016       $(3,045) $62,485 $57,891
   6,137      21,399  (3,183)            6,530         2,589   28,821  10,174

     346       1,731    (207)              803           583    4,029   1,467

 $15,358     $80,061 $10,266           $18,349          $127  $95,335 $69,532



$  7,371     $50,742 $  (216)          $10,131        $   33  $60,216 $37,269
   5,526      21,198  (2,581)            5,891         3,368   30,334  16,428

     290       1,850    (137)              670           339    2,986   1,351

$ 13,187     $73,790 $(2,934)          $16,692        $3,740  $93,536 $55,048

(a)Liabilities for losses for certain long-term disability payments under workers' compensation insurance are discounted at a maximum of 6%. The liabilities discounted are deemed insignificant and do not have a material effect on reported income.

(b)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied. Other Operating Expenses are reflected net of Service Fee Income.

*Information required by Schedule III - Supplementary Insurance Information has been incorporated within this schedule.