Form 10-Q
period 1997-03-31
ALLCITY INSURANCE CO /NY/
filed 1997-05-13
CIK 3642

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

On May 6, 1997 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY
                            -------------------------

                                      INDEX
                                      -----





PART I   Financial Information                                              PAGE
------   ---------------------                                              ----


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - March 31, 1997 and December 31,
  1996.................................................................    2

  Consolidated Statements of Income - Three months ended March
  31, 1997 and March 31, 1996..........................................    3

  Consolidated Statements of Cash Flows - Three months ended March
  31, 1997 and March 31, 1996..........................................    4

  Consolidated Statements of Changes in Shareholders' Equity - Three
  months ended March 31, 1997 and March 31, 1996.......................    5

  Notes to Interim Consolidated Financial Statements...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Interim Results of Operations.............................    7-8


PART II  Other Information
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K..............................    9

Signatures.............................................................   10

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except par value amounts)

                                                       March 31,  December 31,
                                                         1997         1996
                                                       ---------- -------------
                                                       (Unaudited)
ASSETS
   Investments:
     Available for sale (aggregate cost of
       $251,271 in 1997 and $254,645 in 1996)          $246,618     $252,073
     Held to maturity (aggregate fair value
       of $482 in 1997 and $485 in 1996)                    476          477
     Short term (at cost)                                 7,578       20,442
                                                       ---------    ---------
                             TOTAL INVESTMENTS          254,672      272,992

   Cash                                                   3,264        2,232
   Agents' balances, less allowance for doubtful
     accounts ($1,400 in 1997 and $1,363 in 1996)        20,255       17,814
   Accrued investment income                              3,784        2,822
   Reinsurance balances receivable                      266,105      264,159
   Prepaid reinsurance premiums                          68,564       70,061
   Deferred policy acquisition costs                      8,083        7,707
   Deferred income taxes                                 13,721       13,019
   Other assets                                           3,545        2,924
                                                       ---------    ---------

                                        TOTAL ASSETS   $641,993     $653,730
                                                       =========    =========

LIABILITIES
   Unpaid losses                                       $353,817     $353,536
   Unpaid loss adjustment expenses                       52,552       52,551
   Unearned premiums                                    113,290      111,657
   Accounts payable and accrued liabilities               2,472        2,644
   Drafts payable                                         5,000        5,712
   Due to affiliates                                      3,007       14,232
   Unearned service fee income                            6,116        5,461
   Reserve for servicing carrier claim expenses           7,742        8,043
   Other postretirement benefits                          3,759        3,819
   Reinsurance balances payable                           3,212        4,887
   Other liabilities                                      1,602        1,415
   Surplus note                                          14,263       14,115
                                                       ---------    ---------

                                   TOTAL LIABILITIES    566,832      578,072
                                                       ---------    ---------

SHAREHOLDERS' EQUITY
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 1997 and 1996                     7,079        7,079
   Additional paid-in capital                             9,331        9,331
   Net unrealized losses on investments                  (3,025)      (1,672)
   Retained earnings                                     61,776       60,920
                                                       ---------    ---------
                          TOTAL SHAREHOLDERS' EQUITY     75,161       75,658
                                                       ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $641,993     $653,730
                                                       =========    =========


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)


                                                      Three Months Ended
                                                            March 31
                                                     -------------------
                                                        1997        1996
                                                        ----        ----
REVENUES
   Premiums earned                                   $22,222     $24,943
   Net investment income less expenses of $100
     in 1997 and $98 in 1996                           3,863       4,072
   Service fee income                                  1,895       1,230
   Net securities gains                                   17         464
   Other income                                          111         175
                                                     --------    --------
                                                      28,108      30,884
                                                     --------    --------

LOSSES AND EXPENSES
   Losses                                             17,124      18,565
   Loss adjustment expenses                            2,825       3,414
   Other underwriting expenses less deferrals
     of $4,312 in 1997 and $5,868 in 1996              2,757       3,008
   Amortization of deferred policy acquisition
     costs                                             3,936       4,892
   Interest on surplus note                              149         149
                                                     --------    --------
                                                      26,791      30,028
                                                     --------    --------

INCOME BEFORE FEDERAL INCOME TAXES                     1,317         856

FEDERAL INCOME TAXES
   Current                                               435         930
   Deferred (benefit)                                     26        (630)
                                                     --------    --------
                                                         461         300
                                                     --------    --------

                                        NET INCOME   $   856     $   556
                                                     ========    ========





Per share data, based on 7,078,625 average shares outstanding in 1997 and 1996:


                              NET INCOME PER SHARE     $0.12       $0.08
                                                     ========    ========





See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                         Three Months Ended
                                                               March 31
                                                         ------------------
                                                            1997       1996
                                                            ----       ----
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $    856        556
   Adjustments to reconcile net income to net
     cash (used for) provided by operations:
     Provision for deferred tax benefits                      26       (630)
     Amortization                                          4,072      5,026
     Provision for doubtful accounts                          37         75
     Net securities gains                                    (17)      (464)
     Policy acquisition costs incurred and deferred       (4,312)    (5,868)
     Net change in:
     Agents' balances                                     (2,478)    (4,210)
     Reinsurance balances receivable                      (1,946)    (5,636)
     Prepaid reinsurance premiums                          1,497     (5,311)
     Unpaid losses and loss adjustment expenses              282      7,852
     Unearned premiums                                     1,633     11,842
     Drafts payable                                         (712)       493
     Due to affiliates                                   (11,225)     1,577
     Unearned services fees                                  655      1,605
     Reserve for servicing carrier claim expense            (301)       987
     Reinsurance balances payable                         (1,675)    (1,402)
     Other                                                (1,351)    (2,546)
                                                        ---------   --------

 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES    (14,959)     3,946
                                                        ---------   --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
     Acquisition of fixed maturities                     (27,433)   (93,588)
     Proceeds from sale of fixed maturities               29,554     75,974
     Proceeds from maturities of fixed maturities          1,006      7,694
   Net change in short-term investments                   12,864      7,705
                                                        ---------   --------

 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES     15,991     (2,215)
                                                        ---------   --------

                                 NET INCREASE IN CASH      1,032      1,731

                          Cash at beginning of period      2,232      3,272
                                                        ---------   --------

                            Cash at the end of period   $  3,264   $  5,003
                                                        ---------   --------




See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)


                                                 Net
                         Common              Unrealized
                         Shares   Additional    Gain
                         $1 Par    Paid-in    (Loss) on  Retained
                          Value     Capital  Investments Earnings  Total
                         -------  ---------- ----------- --------  -----

Balance, January 1, 1996  $7,079     $9,331   $  1,240   $58,286 $75,936

Net change in unrealized
  gain (loss) on
  investments                                   (3,247)           (3,247)

Net income                                                   556     556
                          -------    ------   ---------  ------- -------
Balance, March 31, 1996   $7,079     $9,331   $ (2,007)  $58,842 $73,245
                          =======    ======   =========  ======= =======


Balance, January 1, 1997  $7,079     $9,331   $ (1,672)  $60,920 $75,658

Net change in unrealized
  (loss) on investments                         (1,353)           (1,353)

Net income                                                   856     856
                          -------    ------   ---------  ------- -------

Balance, March 31, 1997   $7,079     $9,331   $ (3,025)  $61,776 $75,161
                          =======    ======   =========  ======= =======












See Notes to Interim Consolidated Financial Statements.

                            ALLCITY INSURANCE COMPANY

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1996 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1996 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. Certain amounts for prior periods have been reclassified to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
        Interim Results of Operations
        -----------------------------

     The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     During each of the three month periods ended March 31, 1997 and 1996 the Company operated profitably. In 1997, the Company had a negative cash flow from operations principally due to decreased premiums and increased loss and loss adjustment expense payments as a result of a program to reduce pending claims. Cash required to fund operations was principally provided from the maturity of short-term investments.
     The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs and believes it has sufficient capital to meet its currently anticipated level of operations.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     Earned premium revenues for the first quarter 1997 were $2.7 million, or 11%, lower than those of the first quarter 1996. This decrease was primarily due to the depopulation of the assigned risk automobile pools and reduced volume in certain commercial lines resulting from tighter underwriting standards and increased competition.

     Investment income decreased by $0.2 million, or 5%, when compared to the first quarter 1996 due largely to the decrease in invested assets caused by the negative cash flow from operations.

     Service fee income for the first quarter 1997 was $0.7 million, or 54%, higher than the first quarter 1996. The increase is largely the result of reductions in the estimates of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business in the first quarter 1996.
     Losses incurred for the first quarter 1997 were $1.4 million, or 8%, less than the first quarter 1996 generally as a result of the reduced volume of business. The loss ratio is higher in 1997 primarily as a result of higher loss reserves on assigned risk business arising from a depopulating New York Automobile Insurance Plan.
     Loss adjustment expenses for the first quarter 1997 were $0.6 million, or 17%, lower than the first quarter 1996. The decrease is mainly due to certain unusual expense charges which were recorded in the first quarter 1996, a portion of which is allocated to loss adjustment expense.
     The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the first quarter 1997 was $1.2 million, or 15%, less than the first quarter 1996. The decrease is the result of lower operating costs due to reduced premium volume in 1997 and certain unusual expense charges recorded in the first quarter 1996.

                           Part II - Other Information
                           -------   -----------------



Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          a) Exhibits

             The following exhibit is filed herewith:

             Exhibit Number     Description of Document
             --------------     -----------------------

                  10(a) Lease Agreement, dated June 27, 1996, between Empire Insurance Company (the Parent Company of the registrant) and Brooklyn Renaissance Plaza LLC, as Landlord, BRPII LLC, as Sublandlord.

                     27         Financial Data Schedule


          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                              SIGNATURES
                              ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALLCITY INSURANCE COMPANY
                                        Registrant









Date: May 12, 1997         By  FRANCIS M. COLALUCCI
      ----------------         -----------------------------------------
                               Francis M. Colalucci
                               Senior Vice President, CFO and Treasurer
                               (Principal Financial and Accounting
                                Officer)