Form 10-Q
period 1997-06-30
ALLCITY INSURANCE CO /NY/
filed 1997-08-13
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No[ ]

On August 6, 1997 there were 7,078,625 shares of Common Stock outstanding.

                           ALLCITY INSURANCE COMPANY

                                     INDEX





                                                                        PAGE
PART I   Financial Information


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - June 30, 1997 and December 31, 1996....     2

  Consolidated Statements of Operations - Six months ended June
  30, 1997 and June 30, 1996 and three months ended June 30, 1997 and
  June 30, 1996........................................................   3-4

  Consolidated Statements of Cash Flows - Six months ended June
  30, 1997 and June 30, 1996...........................................     5

  Consolidated Statements of Changes in Shareholders' Equity - Six
  months ended June 30, 1997 and June 30, 1996.........................     6

  Notes to Interim Consolidated Financial Statements...................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Interim Operations.............................  8-10


PART II  Other Information

Item 5.  Other Information.............................................    11

Item 6.  Exhibits and Reports on Form 8-K..............................    11

Signatures.............................................................    12

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except par value amounts)

                                                       June 30,  December 31,
                                                         1997        1996
                                                      (Unaudited)
ASSETS
   Investments:
     Available for sale (aggregate cost of
       $268,789 in 1997 and $254,645 in 1996)          $266,629     $252,073
     Held to maturity (aggregate fair value
       of $479 in 1997 and $485 in 1996)                    475          477
     Short term (at cost)                                 5,923       20,442
                             TOTAL INVESTMENTS          273,027      272,992

   Cash                                                   1,311        2,232
   Agents' balances, less allowance for doubtful
     accounts ($1,498 in 1997 and $1,363 in 1996)        19,271       17,814
   Accrued investment income                              2,684        2,822
   Reinsurance balances receivable                      265,717      264,159
   Prepaid reinsurance premiums                          65,735       70,061
   Equity in pools and associations                       1,704          275
   Deferred policy acquisition costs                      7,951        7,707
   Deferred tax benefit                                  12,897       13,019
   Other assets                                           1,211        2,649

                                        TOTAL ASSETS   $651,508     $653,730

LIABILITIES
   Unpaid losses                                       $352,136     $353,536
   Unpaid loss adjustment expenses                       52,901       52,551
   Unearned premiums                                    108,661      111,657
   Accounts payable and accrued liabilities               2,229        2,644
   Drafts payable                                         4,866        5,712
   Due to affiliates                                     18,711       14,232
   Unearned service fee income                            5,980        5,461
   Reserve for servicing carrier claim expenses           6,745        8,043
   Other postretirement benefits                          3,699        3,819
   Reinsurance balances payable                           3,098        4,887
   Other liabilities                                      1,449        1,415
   Surplus note                                          14,412       14,115

                                   TOTAL LIABILITIES    574,887      578,072

SHAREHOLDERS' EQUITY
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 1997 and 1996                     7,079        7,079
   Additional paid-in capital                             9,331        9,331
   Net unrealized losses on investments                  (1,403)      (1,672)
   Retained earnings                                     61,614       60,920
                          TOTAL SHAREHOLDERS' EQUITY     76,621       75,658
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $651,508     $653,730



See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)


                                                       Six Months Ended
                                                           June 30
                                                       1997       1996
REVENUES
   Premiums earned                                   $43,042    $49,843
   Net investment income less expenses of $181
     in 1997 and $182 in 1996                          7,726      7,977
   Service fee income                                  3,777      2,958
   Net securities (losses)/gains                        (136)       464
   Other income                                          259        356
                                                      54,668     61,598

LOSSES AND EXPENSES
   Losses                                             35,276     37,691
   Loss adjustment expenses                            5,205      6,831
   Other underwriting expenses less deferrals
     of $7,836 in 1997 and $10,190 in 1996             5,230      5,752
   Amortization of deferred policy acquisition
     costs                                             7,592      9,407
   Interest on surplus note                              298        297
                                                      53,601     59,978


INCOME BEFORE FEDERAL INCOME TAXES                     1,067      1,620


FEDERAL INCOME TAXES:
   Current                                               395      1,495
   Deferred (benefit)                                    (22)      (928)
                                                         373        567

                                       NET INCOME    $   694    $ 1,053




Per share data, based on 7,078,625 average shares outstanding in 1997 and 1996:


                             NET INCOME PER SHARE    $  0.10    $  0.15







See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)


                                                     Three Months Ended
                                                           June 30
                                                      1997        1996
REVENUES
   Premiums earned                                  $20,820     $24,900
   Net investment income less expenses of $81
     in 1997 and $84 in 1996                          3,863       3,905
   Service fee income                                 1,882       1,728
   Net securities losses                               (153)          -
   Other income                                         148         181
                                                     26,560      30,714

LOSSES AND EXPENSES
   Losses                                            18,152      19,126
   Loss adjustment expenses                           2,380       3,417
   Other underwriting expenses less deferrals
     of $3,524 in 1997 and $4,322 in 1996             2,473       2,744
   Amortization of deferred policy acquisition
     costs                                            3,656       4,515
   Interest on surplus note                             149         148
                                                     26,810      29,950


(LOSS)/INCOME BEFORE FEDERAL INCOME TAXES              (250)        764

FEDERAL INCOME TAXES:
  Current                                               (40)        565
  Deferred (benefit)                                    (48)       (298)
                                                        (88)        267

                               NET (LOSS)/INCOME    $  (162)    $   497



Per share data, based on 7,078,625 average shares outstanding in 1997 and 1996:


                    NET (LOSS)/INCOME PER SHARE     $ (0.02)    $  0.07









See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                           Six Months Ended
                                                                June 30
                                                            1997      1996
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                            $    694  $  1,053
   Adjustments to reconcile net income to net
     cash (used for)/provided by operations:
     Provision for deferred tax benefits                      (22)     (928)
     Amortization                                           7,790     9,747
     Provision for doubtful accounts                          135       139
     Net securities losses/(gains)                            136      (464)
     Policy acquisition costs incurred and deferred        (7,836)  (10,190)
     Net change in:
       Agents' balances                                    (1,592)   (4,437)
       Reinsurance balances receivable                     (1,558)  (10,979)
       Prepaid reinsurance premiums                         4,326    (6,338)
       Unpaid losses and loss adjustment expenses          (1,050)   13,489
       Unearned premiums                                   (2,996)   11,659
       Drafts payable                                        (846)      762
       Due to affiliates                                    4,479       891
       Unearned services fees                                 519     1,417
       Reserve for servicing carrier claim expenses        (1,298)    1,293
       Reinsurance balances payable                        (1,789)   (1,256)
       Other                                                  (28)      847

           NET CASH (USED FOR)/PROVIDED BY OPERATING
             ACTIVITIES                                      (936)    6,705

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
     Acquisition of investments                           (68,354)  (93,714)
     Proceeds from sales of investments                    52,118    75,974
     Proceeds from maturities of investments                1,732    18,074
   Net change in short-term investments                    14,519    (7,426)

           NET CASH PROVIDED BY/(USED FOR) INVESTING
             ACTIVITIES                                        15    (7,092)

                                NET DECREASE IN CASH         (921)     (387)

                         Cash at beginning of period        2,232     3,272

                           Cash at the end of period     $  1,311  $  2,885






See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)


                                                 Net
                           Common             Unrealized
                           Shares  Additional    Gain
                           $1 Par   Paid-in    (Loss) on  Retained
                           Value    Capital   Investments Earnings  Total


Balance, January 1, 1996   $7,079    $9,331     $ 1,240   $58,286  $75,936

Change in unrealized
  gains (losses) on
  investments                                    (4,517)            (4,517)

Net income                                                  1,053    1,053

Balance, June 30, 1996     $7,079    $9,331     $(3,277)  $59,339  $72,472


Balance, January 1, 1997   $7,079    $9,331     $(1,672)  $60,920  $75,658

Change in unrealized
  gains (losses) on
  investments                                       269                269

Net income                                                    694      694

Balance, June 30, 1997     $7,079    $9,331     $(1,403)  $61,614  $76,621




















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

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company has been profitable for the first six months of 1997, it had a modest loss in the three month period ended June 30, 1997 mainly due to reduced earned premiums and higher losses incurred due to reserve strengthening for prior accident years. For the six and three month periods ended June 30, 1997, the Company had a negative cash flow from operations principally due to decreased premiums and increased loss and loss adjustment expense payments. Cash required to fund operations was principally provided from the maturity of short-term investments.

     The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs and believes it has sufficient capital to meet its currently anticipated level of operations.

RESULTS OF OPERATIONS--SIX AND THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1996

     Earned premium revenues were $43.0 million and $49.8 million for the six month periods ended June 30, 1997 and 1996, respectively, and $20.8 million and $24.9 million for the three month periods ended June 30, 1997 and 1996, respectively. The decreases in earned premiums principally relates to the depopulation of the assigned risk automobile pools and reduced volume in certain commercial lines resulting from tighter underwriting standards and increased competition.

     Although investment income for the three months ended June 30, 1997 was relatively flat when compared to the three months ended June 30, 1996, investment income for the six months ended June 30, 1997 was $0.3 million, or 3%, lower than the six months 1996. This decrease resulted mainly from the decrease in invested assets experienced by the Company in the first quarter 1997 caused by the negative cash flow from operations.

     Service fee income for the six months ended June 30, 1997 was $0.8 million, or 28%, higher than the six months 1996 largely as a result of reductions in the estimates of fees earned as a servicing carrier for the New York Public Automobile Pool and assigned risk business in the first quarter 1996. Service fee income for the three months ended June 30, 1997 was $0.2 million, or 9%, higher compared to the three months ended June 30, 1996 mainly due to increased fees earned on the New York Public Automobile Pool.

     Incurred losses and loss adjustment expenses for the six month and three month periods ended June 30, 1997 were $4.0 million, or 9%, and $2.0 million, or 9%, lower, respectively, than in the comparable 1996 periods mainly as a result of the reduced volume of business. The loss ratios (the ratio of incurred losses and loss adjustment expenses to premiums earned) for the six month and three month periods ended June 30, 1997 were 94.0% and 98.6%, respectively, compared to 89.3% and 90.5% for the six month and three month periods ended June 30, 1996, respectively. The increases in the loss ratios in 1997 were primarily the result of reserve strengthening for prior accident years in the commercial multiple peril and commercial automobile lines of business, higher loss reserves provided on assigned risk business, arising from a depopulating New York Automobile Insurance Plan, and increased levels of new voluntary private passenger automobile business.

     The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the six month and three month periods ended June 30, 1997 were $2.3 million, or 15%, and $1.1 million, or 16%, lower, respectively, than in the comparable 1996 periods. These decreases were largely the result of an increase in service fee credits and lower operating costs related to reduced premium volume in 1997 and certain unusual expense charges which were recorded during the first quarter of 1996.

                         Part II - Other Information




Item 5.   Other Information

          In June 1997, the Company formed a special committee to evaluate a proposal from Leucadia National Corporation ("Leucadia") for a business combination pursuant to which shares of the Company's common stock not currently beneficially owned by Leucadia would be acquired at a purchase price of $10.00 per share. Affiliates of Leucadia currently beneficially own approximately 90% of the outstanding shares of common stock of the Company. The special committee, which consists of directors of the Company unaffiliated with Leucadia, is currently evaluating the proposal.

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             The following exhibit is filed herewith:

             Exhibit Number            Description of Document

                   27                  Financial Data Schedule

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                              SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALLCITY INSURANCE COMPANY
                                       Registrant









Date: August 12, 1997        By  FRANCIS M. COLALUCCI
                                 Francis M. Colalucci
                                 Senior Vice President, CFO and Treasurer
                                (Principal Financial and Accounting
                                 Officer)