Form 10-Q
period 1997-09-30
ALLCITY INSURANCE CO /NY/
filed 1997-11-14
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

On November 6, 1997 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY

                                      INDEX




                                                                           PAGE
PART I   Financial Information


Item 1.  Interim Consolidated Financial Statements (Unaudited)


  Consolidated Balance Sheets - September 30, 1997 and December 31, 1996...   2

  Consolidated Statements of Income - Nine months ended September
  30, 1997 and September 30, 1996 and three months ended September 30,
  1997 and September 30, 1996..............................................  3-4

  Consolidated Statements of Cash Flows - Nine months ended September
  30, 1997 and September 30, 1996..........................................   5

  Consolidated Statements of Changes in Shareholders' Equity - Nine
  months ended September 30, 1997 and September 30, 1996...................   6

  Notes to Interim Consolidated Financial Statements.......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Interim Operations................................. 8-10


PART II  Other Information

Item 5.  Other Information.................................................   11

Item 6.  Exhibits and Reports on Form 8-K..................................   11

Signatures.................................................................   12

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except share and par value amounts)
                                                    September 30,  December 31,
                                                         1997          1996
                                                      (Unaudited)
ASSETS
   Investments:
     Available for sale (aggregate cost of
       $268,245 in 1997 and $254,645 in 1996)          $268,256      $252,073
     Held to maturity (aggregate fair value
       of $476 in 1997 and $485 in 1996)                    475           477
     Short term (at cost)                                 5,617        20,442
                             TOTAL INVESTMENTS          274,348       272,992

   Cash                                                   1,112         2,232
   Agents' balances, less allowance for doubtful
     accounts ($1,483 in 1997 and $1,363 in 1996)        16,590        17,814
   Accrued investment income                              4,691         2,822
   Reinsurance balances receivable                      275,297       264,159
   Prepaid reinsurance premiums                          61,615        70,061
   Deferred policy acquisition costs                      7,849         7,707
   Deferred tax benefit                                  12,193        13,019
   Other assets                                           3,411         2,924

                                        TOTAL ASSETS   $657,106      $653,730

LIABILITIES
   Unpaid losses                                       $363,538      $353,536
   Unpaid loss adjustment expenses                       52,942        52,551
   Unearned premiums                                    101,992       111,657
   Accounts payable and accrued liabilities               2,304         2,644
   Drafts payable                                         4,533         5,712
   Due to affiliates                                     18,175        14,232
   Unearned service fee income                            5,289         5,461
   Reserve for servicing carrier claim expenses           6,500         8,043
   Other postretirement benefits                          3,732         3,819
   Reinsurance balances payable                           3,878         4,887
   Other liabilities                                      1,582         1,415
   Surplus note                                          14,561        14,115

                                   TOTAL LIABILITIES    579,026       578,072

SHAREHOLDERS' EQUITY
   Common stock, par value $1.00: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 1997 and 1996                     7,079         7,079
   Additional paid-in capital                             9,331         9,331
   Net unrealized gain/(loss) on investments                  7        (1,672)
   Retained earnings                                     61,663        60,920
                          TOTAL SHAREHOLDERS' EQUITY     78,080        75,658
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $657,106      $653,730


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)

                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
REVENUES
   Premiums earned                                   $63,437    $73,317
   Net investment income less expenses of $251
     in 1997 and $289 in 1996                         11,684     12,188
   Service fee income                                  5,230      5,266
   Net (loss)/gain on securities                        (281)       910
   Other income                                          424        517
                                                      80,494     92,198

LOSSES AND EXPENSES
   Losses                                             53,055     57,677
   Loss adjustment expenses                            7,388      9,599
   Other underwriting expenses less deferrals
     of $11,526 in 1997 and $12,427 in 1996            7,080      9,335
   Amortization of deferred policy acquisition
     costs                                            11,384     12,323
   Interest on surplus note                              446        446
                                                      79,353     89,380


INCOME BEFORE FEDERAL INCOME TAXES                     1,141      2,818


FEDERAL INCOME TAXES:
   Current                                               476      2,298
   Deferred (benefit)                                    (78)    (1,313)
                                                         398        985

                                       NET INCOME    $   743    $ 1,833




Per share data, based on 7,078,625 average shares outstanding in 1997 and 1996:


                             NET INCOME PER SHARE    $  0.10    $  0.26






See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except per share amounts)


                                                     Three Months Ended
                                                        September 30,
                                                      1997        1996
REVENUES
   Premiums earned                                  $20,395     $23,474
   Net investment income less expenses of $70
     in 1997 and $107 in 1996                         3,958       4,211
   Service fee income                                 1,453       2,308
   Net (loss)/gain on securities                       (145)        446
   Other income                                         165         161
                                                     25,826      30,600

LOSSES AND EXPENSES
   Losses                                            17,779      19,986
   Loss adjustment expenses                           2,182       2,768
   Other underwriting expenses less deferrals
     of $3,690 in 1997 and $2,237 in 1996             1,850       3,583
   Amortization of deferred policy acquisition
     costs                                            3,792       2,916
   Interest on surplus note                             149         149
                                                     25,752      29,402


INCOME BEFORE FEDERAL INCOME TAXES                       74       1,198

FEDERAL INCOME TAXES:
  Current                                                81         803
  Deferred (benefit)                                    (56)       (385)
                                                         25         418

                               NET INCOME           $    49     $   780



Per share data, based on 7,078,625 average shares outstanding in 1997 and 1996:


                    NET INCOME PER SHARE            $  0.01     $  0.11








See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                            1997      1996
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                            $    743  $   1,833
   Adjustments to reconcile net income to net
     cash (used for)/provided by operations:
     Provision for deferred tax benefits                      (78)    (1,313)
     Amortization                                          11,632     12,700
     Provision for doubtful accounts                          120        135
     Net loss/(gain) on securities                            281       (910)
     Policy acquisition costs incurred and deferred       (11,526)   (12,427)
     Net change in:
       Agents' balances                                     1,104     (1,600)
       Reinsurance balances receivable                    (11,138)   (13,200)
       Prepaid reinsurance premiums                         8,446     (1,360)
       Unpaid losses and loss adjustment expenses          10,393     16,638
       Unearned premiums                                   (9,665)     2,730
       Drafts payable                                      (1,179)       613
       Due to affiliates                                    3,943     (2,654)
       Unearned service fees                                 (172)       617
       Reserve for servicing carrier claim expenses        (1,543)     1,333
       Reinsurance balances payable                        (1,009)       (59)
       Other                                               (2,281)       609

           NET CASH (USED FOR)/PROVIDED BY OPERATING
                                OPERATING ACTIVITIES       (1,929)     3,685

NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
     Acquisition of investments                           (93,262)  (149,240)
     Proceeds from sales of investments                    75,759    112,887
     Proceeds from maturities of investments                3,487     21,521
   Net change in short-term investments                    14,825     11,552

           NET CASH PROVIDED BY/(USED FOR) INVESTING
                                          ACTIVITIES          809     (3,280)

                     NET (DECREASE)/INCREASE IN CASH       (1,120)       405

                         Cash at beginning of period        2,232      3,272

                           Cash at the end of period     $  1,112  $   3,677




See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(Thousands of dollars, except par value)


                                                  Net
                            Common             Unrealized
                            Shares  Additional    Gain
                            $1 Par   Paid-in    (Loss) on  Retained
                            Value    Capital   Investments Earnings  Total

Balance, January 1, 1996    $7,079    $9,331     $ 1,240   $58,286  $75,936

Change in unrealized
  gain (loss) on
  investments                                    (3,500)            (3,500)

Net income                                                   1,833    1,833

Balance September 30, 1996  $7,079    $9,331     $(2,260)  $60,119  $74,269


Balance January 1, 1997     $7,079    $9,331     $(1,672)  $60,920  $75,658

Change in unrealized
  gain (loss) on
  investments                                      1,679              1,679

Net income                                                     743      743

Balance September 30, 1997  $7,079    $9,331     $     7   $61,663  $78,080















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

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company has been profitable for the first nine months of 1997, it had a modest profit in the three month period ended September 30, 1997 mainly due to reduced earned premiums, lower service fee income and lower investment income. These reductions were partially offset by lower losses and loss adjustment expenses. For the nine and three month periods ended September 30, 1997, the Company had a negative cash flow from operations principally due to decreased premiums from competition, and loss and loss adjustment expense payments. Cash required to fund operations was principally provided from the maturity of short-term investments.

     The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs and believes it has sufficient capital to meet its currently anticipated level of operations.

RESULTS OF OPERATIONS--NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996

     Earned premium revenues were $63.4 million and $73.3 million for the nine month periods ended September 30, 1997 and 1996, respectively, and $20.4 million and $23.5 million for the three month periods ended September 30, 1997 and 1996, respectively. The decreases in earned premiums principally relate to the depopulation of the assigned risk automobile pools and reduced volume in certain commercial lines resulting from tighter underwriting standards and increased competition.

     Investment income for the three months ended September 30, 1997 was $0.3 million, or 6% lower when compared to the three months ended September 30, 1996 due to lower yields and negative cash flows. Investment income for the nine months ended September 30, 1997 was $0.5 million, or 4%, lower than the nine months 1996. This decrease resulted mainly from the decrease in invested assets experienced by the Company in the first quarter 1997 caused by the negative cash flow from operations.

     Service fee income for the nine months ended September 30, 1997 was relatively flat when compared to the nine month period ended September 30, 1996. Service fee income for the three months ended September 30, 1997 was $0.9 million, or 37%, lower compared to the three months ended September 30, 1996 due to increased competition in the assigned risk automobile pools and a higher portion of the fee being allocated to the reserve for servicing carrier claim expenses.

     Incurred losses and loss adjustment expenses for the nine month and three month periods ended September 30, 1997 were $6.8 million, or 10.2%, and $2.8 million, or 12.3%, lower, respectively, than in the comparable 1996 periods mainly as a result of the reduced volume of business. The loss ratios (the ratio of incurred losses and loss adjustment expenses to premiums earned) for the nine month and three month periods ended September 30, 1997 were 95.3% and 97.9%, respectively, compared to 91.8% and 96.9% for the nine month and three month periods ended September 30, 1996, respectively.

     The increases in the loss ratios in 1997 were primarily the result of reserve strengthening for prior accident years in the commercial package, voluntary commercial automobile, and workers' compensation lines of business as unfavorable claims development resulted in a revision to the assumptions used in the actuarial calculations of the estimated liability for unpaid losses and increased levels of new voluntary automobile business. In addition, in the third quarter of 1997, additional losses were recognized for the current accident year primarily for the voluntary automobile and commercial assigned risk lines of business due to increased claim frequency.

     The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the nine month and three month periods ended September 30, 1997 were lower than in the comparable periods ended September 30, 1996. The decrease to current year expenses was largely the result of lower operating costs related to reduced premium volume and an unusually high assessment from the New York State workers' compensation fund and severance benefits for certain employees, both of which were recorded in the nine month period ended September 30, 1996.

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

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             The following exhibit is filed herewith:

             Exhibit Number            Description of Document

                   27                  Financial Data Schedule

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                              SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALLCITY INSURANCE COMPANY
                                       Registrant









Date:  November 14, 1997     By  FRANCIS M. COLALUCCI
                                 Francis M. Colalucci
                                 Senior Vice President, CFO and Treasurer
                                 (Principal Financial and Accounting
                                 Officer)