Form 10-K
period 1997-12-31
ALLCITY INSURANCE CO /NY/
filed 1998-03-31
CIK 3642

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

                         FORM 10-K


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1997

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

Yes      X         No  ____

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1998 was $5,282,330.

     The number of shares outstanding of each of the registrant's classes of
common shares, as of   March 17, 1998, was 7,078,625.

DOCUMENTS INCORPORATED BY REFERENCE - 2

Exhibit Index on Page  26.

Total number of pages  55.

                       TABLE OF CONTENTS


                                Part I

                                                                       Page

Item  1-  Business..................................................    1


Item  2-  Properties................................................    9

Item  3-  Legal Proceedings.........................................    9

Item  4-  Submission of Matters to a Vote of Security Holders.......    9

                                Part II
Item  5-  Market for the Registrant's Common Equity and Related
            Stockholder Matters.....................................    10
Item  6-  Selected Financial Data...................................    10

Item  7-  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................    12

Item  8-  Financial Statements and Supplementary Data...............    16

Item  9-  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.....................    16

                               Part III
Item  10- Directors and Executive Officers of the Registrant........    17

Item  11- Executive Compensation....................................    19

Item  12- Security Ownership of Certain Beneficial Owners and
            Management..............................................    22

Item  13- Certain Relationships and Related Transactions............    23

                               Part IV
Item  14- Exhibits, Financial Statement Schedules,  and Reports on
            Form 8-K................................................    24

Signatures .........................................................    25

                                  PART I
Item 1. Business

General

Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer, owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's
common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 5.2% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

The  Company operates in the State of New York, primarily in the New  York
City   metropolitan   area,  conducting  property and casualty insurance
underwriting activities. The Company's voluntary  business  is produced through general agents, local agents, and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are five general agents, one of which is owned by Empire, and approximately 400 local agents and insurance brokers presently acting under agreements with the Group. These agents and brokers also represent other competing insurance companies. Empire's wholly owned general agent is its largest producer and generated approximately 11% of the Group's total premium volume for the year ended December 31, 1997. Substantially all of the Group's policies are written for a one-year period. The Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. The Group specializes in personal and commercial property and casualty insurance business. The Group provides personal automobile and homeowners insurance and commercial insurance coverage for vehicles (including medallion and radio-controlled livery vehicles), workers' compensation, multi-family residential real estate, and various other business classes. The Group is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Approximately 4% of the Group's written premiums are produced from sources outside New York State.

According to A.M. Best & Co. ("Best"), an insurance industry research organization, the Group ranked 109th in total net premium writings among property and casualty insurance companies and groups in 1996. In January 1998, the Group was rated (A-) (Good) by Standard & Poor's Insurance Rating Services, based on the Group's claims-paying ability. In 1997, the Group was rated (B++) (Very Good) by Best and was assigned an (A) (Exceptional) financial stability rating by Demotech, Inc., an insurance rating agency service. Approximately 59% of the Company's net premiums written in 1997 were for automobile insurance coverage, while 41% of such premiums were for commercial (other than automobile) and miscellaneous and personal coverage. The Group's general agents produced approximately 28% of the Company's premium revenues for the year ended December 31, 1997.

The Group has acquired blocks of assigned risk business from other insurance companies (the "service business") relating to private passenger and commercial automobile insurance. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Group within parameters established by the New York State Insurance Department. In addition, the Group receives a fee for providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool ("NYPAP") and the Massachusetts Taxi and Limousine Pool. These latter arrangements do not involve the assumption of any material underwriting risk by the Group.

On a quarterly basis, the Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Company's results for 1997 was approximately $8.3 million for reserve strengthening related to losses from prior accident years. The Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate. The Group has taken certain steps to improve its operations, including systems enhancements and actions relating to pricing and improved underwriting and claims handling, and may initiate additional changes in
the  future.   The Group believes that the results of efforts  taken  to
date
may not be known for some time, given the nature of the property and casualty business and the inherently long period of time involved in settling claims.

Pooling Agreement

All insurance business written by the Company is subject to a pooling agreement with Empire under which the Company and Empire effectively operate as one company. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities. As of December 31, 1997, Empire and its subsidiaries had 748 full and part-time employees. Currently, and for all periods presented, all premiums, losses, loss adjustment expenses and other underwriting expenses are shared in the proportion 70% to Empire and 30% to the Company. The pooling agreement and subsequent amendments were approved by the New York State Insurance Department.

Financial Information Relating to Business Segments

The Company operates in the following business segments:
(1) Automobile lines - includes private passenger and commercial automobile bodily injury, property damage, comprehensive and collision insurance coverages.
(2) Commercial lines - includes commercial multiple peril, workers' compensation, other liability, glass, burglary, and inland marine insurance coverages.
(3) Miscellaneous and personal lines - includes fire and allied lines and homeowners insurance coverages.

The following table presents business segment data, net of reinsurance, for each of the three years ended December 31, 1997 (in thousands, except loss ratio information):

                    Premiums     Premiums     Losses       Loss
                    Written      Earned       Incurred     Ratio (a)

1997
Automobile lines     $44,484     $50,677      $45,175      89.1%
Commercial lines      22,107      23,289       19,844      85.2%
Miscellaneous and
  personal lines       8,438       6,925        3,882      56.1%
Total                $75,029     $80,891      $68,901      85.2%


1996
Automobile lines     $60,162     $63,558      $56,562      89.0%
Commercial lines      25,243      27,714       17,128      61.8%
Miscellaneous and
  personal lines       5,606       4,801        2,697      56.2%
Total                $91,011     $96,073      $76,387      79.5%


1995
Automobile lines     $62,485     $61,261      $55,652      90.8%
Commercial lines      28,821      29,535       20,799      70.4%
Miscellaneous and
  personal lines       4,029       3,455        1,224      35.4%
Total                $95,335     $94,251      $77,675      82.4%


(a) Computed on a Statutory Accounting Principles ("SAP") basis and excluding loss adjustment expenses.

For further information concerning Business Segments, see Notes 8 and 12 of the Notes to Consolidated Financial Statements, included elsewhere herein.

Combined Ratios

Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting principles ("GAAP") and SAP, for the three years ended December 31, 1997. The Loss Ratio is the ratio of incurred losses and loss adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations, net of service fee income) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.

                           Years Ended December
                            1997       1996      1995
	Loss Ratio: (a)
       GAAP                 101.4%     92.0%     95.8%
       SAP                  101.4%     89.3%     91.2%
        Industry (SAP) (b)    N/A      78.4%     78.9%

     Expense Ratio:
       GAAP                 17.9%      22.1%     19.6%
       SAP                  17.2%      18.2%     16.3%
        Industry (SAP)(b)    N/A       27.4%     27.5%

     Combined Ratio: (c)
       GAAP                119.3%     114.1%    115.4%
       SAP                 118.6%     107.5%    107.5%
        Industry (SAP) (b)   N/A      105.8%    106.4%


(a)  Includes Loss and Loss Adjustment Expenses.

(b)  Source:  Best's Aggregates & Averages, Property/Casualty, 1997
     Edition. A comparison of industry combined ratios may not be meaningful as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(c) For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP.
     For further information about the Company's combined ratios see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Marketing and Distribution

The Group's marketing and distribution strategy emphasizes profitability rather than volume and focuses on the production of its voluntary business through five general agents, one of which is an Empire subsidiary, and approximately 400 local agents and insurance brokers who are compensated for their services by payment of commissions on the premiums they produce.

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

Reinsurance

The Company's retention on property and casualty lines of insurance was $0.3 million in 1997 and 1996 and $0.2 million in 1995. For workers' compensation business the retention was $0.5 million for all three years. Additionally, the Company carries reinsurance to protect itself against certain catastrophic losses. Its retention of lower level losses under such treaties is $7.5 million for 1998 and was $5.0 million for 1997 and $3.0 million for 1996 and 1995.

Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire will assume 50% up to July 1, 1997 and 75% thereafter of the effective period premiums and losses of Centurion and grant Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed will be retained by Empire and 30% will be shared with the Company.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The majority of the Company's reinsurance has been placed with certain of the largest reinsurance companies, including (with their Best ratings) General Reinsurance Corporation (A++) (superior), American Re-Insurance Company (A+) (superior), Partner Re Co., Ltd. (A+)(superior), IPC Re Ltd. (A) (excellent), CAT Ltd. (A)(excellent) and Zurich Reinsurance (North America), Inc. (A) (excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any non-recoverable reinsurance.

Investments

Investment activities represent a significant part of the Company's total income. Investments are managed by the Investment Committee of the Board of Directors, which consults with outside investment advisors with respect to a substantial portion of the Company's investment portfolio.

The Company has a diversified investment portfolio substantially consisting of securities rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Government or its agencies. At December 31, 1997 and 1996, the average yield of the Company's bond portfolio was approximately 5.9% and 6.1%, respectively, and the average maturity of the Company's bond portfolio was approximately
3.3 years for each year.

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

Government Regulation

The Group, like all insurance companies, is subject to regulation involving the establishment of premium rates, standards of solvency and minimum requirements of capital and surplus which must be maintained in the states in which they transact business. There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the Group's operations. Insurance companies are required to file detailed annual reports with the insurance regulatory agencies in each of the states in which they do business and are subject to periodic examination by such agencies. The New York State Insurance Department is currently finalizing their examination of the Company's statutory financial statements for the years 1994, 1995 and 1996.

In the opinion of management, the results of this exam are not expected to have a material impact on the financial position or results of operations of the Company.

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") standard for insurance companies. Generally, the RBC formula is designed to assess the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as a tool to identify weakly capitalized companies for the purpose of initiating regulatory action when capital under the standard is judged to be inadequate. As of December 31, 1997, the Company's RBC ratio substantially exceeded minimum requirements.

The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. The Company had one "other than normal" NAIC ratio for the year ended December 31, 1997. The Company believes that there are no material underlying problems or weaknesses in its insurance operations and that it is unlikely that material adverse regulatory action will be taken.

The Group is a member of state insurance funds, which provide certain protection to policyholders of insolvent insurers doing business in those states. Due to insolvencies of certain insurers in recent years, the Group has been assessed certain amounts which have not been material and are likely to be assessed additional amounts by state insurance funds. The Company believes that it has provided for all anticipated assessments and that any additional assessments will not have a material adverse effect on the Company's financial condition or results of operations.

Competition

The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and
more  diversified  lines  of  insurance coverage.   Additionally,  certain
competitors market their products with endorsements from affinity groups, while the Company's products are unendorsed, which may give such other companies a competitive advantage. Federal, administrative, legislative and judicial activity may result in changes to federal banking laws that will enable national banks to act as agents in order to offer certain insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns, has been, and may continue to be, a depressing influence on policy rates. In addition, the Company is experiencing increased competition from low cost insurance providers that write personal lines business on a direct response basis through direct mail and telemarketing. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside of the Company's control.

Loss and Loss Adjustment Expenses

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

In the following table, the liability for losses and LAE of the Company, are reconciled for each of the three years ended December 31, 1997. Included therein are current year data and prior year development.

                 RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                                   1997      1996      1995
                             (In thousands)

Liability for losses and LAE,
net of reinsurance, at beginning of the year       $143,494  $142,718  $121,923


Provision for losses and LAE for
  claims occurring in the current year               73,741    80,216    80,061

Increase in estimated losses and LAE
  for claims occurring in prior years                 8,304     8,134    10,266
                                                     82,045    88,350    90,327

Loss and LAE payments for claims
  occurring during:
    Current year                                     23,804    27,192    23,743
    Prior years                                      56,475    60,382    45,789
                                                     80,279    87,574    69,532

Liability for losses and LAE, net                   145,260   143,494   142,718

Reinsurance balances receivable                     272,266   262,593   257,161

Liability for losses and LAE at the end
  of year as reported in the financial
  statements                                       $417,526  $406,087  $399,879


The Company's liability for losses and LAE as of December 31, 1997 was $145.3 million determined in accordance with SAP and $417.5 million determined in accordance with GAAP. The difference relates to liabilities assumed by reinsurers, which are not deducted from GAAP liabilities.

The table on the following page presents the development of balance sheet liabilities for 1987 through 1997. The liability line at the top of the table indicates the estimated liability, net of reinsurance, for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims that were unpaid at each annual balance sheet date, including provision for losses estimated to have been incurred but not reported to the Company. The middle portion of the table shows the re-estimated amount of the previously reported liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1987 liability estimate has developed a $5.1 million redundancy over ten years. The effect on pretax income during the past three years of changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table above.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1997, the Company had paid $54.6 million of the currently estimated $56.9 million of losses and LAE that had been incurred, but not paid, through the end of 1997; thus an estimated $2.3 million of losses incurred through 1987 remain unpaid as of the current balance sheet date.

In evaluating this information it should be noted that each amount shown for "cumulative redundancy (deficiency)" results includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1990, but incurred in 1987, will be included in the cumulative redundancy amount for years, 1987, 1988 and 1989. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.
Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

For  further discussion of the Company's loss development experience,  see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Analysis of Loss and Loss Adjustment Expenses Development
(In Thousands)

	                                                      Years ended December 31,
                       1987      1988      1989      1990       1991      1992      1993      1994      1995      1996      1997

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses  $ 62,013  $ 67,154  $ 70,567  $ 75,420   $ 84,178  $ 96,712  $106,115  $121,923  $142,718  $143,494  $145,260

Liability Re-estimated
  as of:
    One year later       59,515    64,411    68,347    74,844     83,987    96,516   103,181   132,189   150,852   151,798        -
    Two years later      58,357    62,135    65,227    73,538     83,341    97,208   112,176   140,620   160,686
    Three years later    56,650    59,859    63,792    73,151     85,197   103,592   118,127   150,434
    Four years later     55,367    58,606    63,556    74,190     88,928   108,430   124,375
    Five years later     54,595    59,131    63,584    76,509     92,035   112,988
    Six years later      54,904    59,304    64,962    78,392     95,273
    Seven years later    54,924    60,504    65,467    80,040
    Eight years later    55,682    61,363    66,298
    Nine years later     56,382    61,780
    Ten years later      56,895

Cumulative Redundancy
  /(Deficiency)        $  5,118  $  5,374  $  4,269  $ (4,620)  $(11,095) $(16,276) $(18,260) $(28,511) $(17,968) $ (8,304)  $    -

Cumulative Amount of
  Liability Paid
  Through:
    One year later     $ 18,133  $ 19,242  $ 19,744  $ 23,681  $ 26,852   $ 33,903  $ 35,048  $ 45,789  $ 60,382  $ 56,475
    Two years later      29,287    30,362    32,840    38,067    44,989     54,615    59,701    80,911    95,190
    Three years later    36,927    39,511    42,271    50,194    59,336     71,653    81,680   105,977
    Four years later     42,872    45,698    49,803    58,830    69,955     85,689    97,917
    Five years later     46,734    50,434    54,602    65,025    77,965     95,938
    Six years later      49,262    53,433    58,185    69,568    83,886
    Seven years later    51,067    55,598    60,953    72,683
    Eight years later    52,538    57,393    62,737
    Nine years later     53,813    58,495
    Ten years later      54,634

GROSS LIABILITY -
  END of YEAR                                                                       $290,833  $341,599  $399,879  $406,087  $417,526
REINSURANCE                                                                          184,718   219,676   257,161   262,593   272,266
NET LIABILITY -
  END of YEAR
  AS SHOWN ABOVE                                                                    $106,115  $121,923  $142,718  $143,494  $145,260

GROSS RE-ESTIMATED
  LIABILITY - LATEST                                                                $360,625  $430,635  $455,578  $440,385
RE-ESTIMATED REIN-
  SURANCE - LATEST                                                                   236,250   280,201   294,892   288,587
NET RE-ESTIMATED
  LIABILITY - LATEST                                                                $124,375  $150,434  $160,686  $151,798
GROSS CUMULATIVE
  (DEFICIENCY)                                                                      $(69,792) $(89,036) $(55,699) $(34,298)

										-8-

Item 2. Properties

The Group's executive and administrative offices are located on six floors of a ten-story office building at 122 Fifth Avenue, New York, New York 10011 and some additional space in the surrounding area under leases, each of which expire on September 30, 1998.

The Group has entered into a twenty-year lease agreement in an office building in Brooklyn, New York, in which Leucadia has an equity interest, and will relocate its executive and administrative offices in September 1998. The Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

The Group also conducts limited operations from branch offices located in Manhattan, and Rochester, New York, Boston, Massachusetts and Bedford, New Hampshire. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Agreement" under Item 1, herein.


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


Item 4. Submission of Matters to a Vote of Security Holders

The information to be included under the captioned "Submission of Matters to a Vote of Security Holders" is included in the Company's Form 10-Q for the quarterly period ended September 30, 1997.

                                    PART II

Item   5.     Market  for  the  Registrant's  Common  Equity  and  Related
Stockholder Matters

(a) Market Information
The Company's common stock trades on The Nasdaq National Stock Market under the symbol "ALCI". The following table sets forth, for the calendar quarters indicated, the high and low closing trade price per common share as reported by the Wall Street Journal and National Association of Securities Dealers, Inc.

                                         High          Low

     1st Quarter 1998                    $ 7 3/8       $ 7
     (Through March 17, 1998)

     1st Quarter 1997                      8 1/2         7
     2nd    "     "                       11             7
     3rd    "     "                       11 1/4         9 1/4
     4th    "     "                        9 3/4         6 1/2

     1st Quarter 1996                      9 3/8         8
     2nd    "     "                        9 1/4         7 1/2
     3rd    "     "                        8 1/4         6 1/4
     4th    "     "                        8 1/2         7

(b) Holders
The number of shareholders of record of common shares at December 31, 1997 was 551.

(c) Dividends
The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York State Insurance Department, dividends are limited to the lowest of 1) 10% of surplus as computed on a SAP basis, or 2) adjusted net investment income during the 12 month period prior to declaration. At December 31, 1997, $7,009,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.


Item 6. Selected Financial Data

                           Years ended December 31,
                    (In thousands, except per share amounts)
                                  1997       1996       1995       1994       1993(b)

Total Revenues                    $102,624   $120,790   $117,892   $107,286   $ 94,632

(Loss)/Income before
  cumulative effects of
  changes in accounting
  principles (a)                  $    (83)  $  2,634   $    563   $  6,901   $  7,222

Cumulative effects of changes
  in accounting principles               -          -          -          -      6,171

Net (Loss)/Income (a)             $    (83)  $  2,634   $    563   $  6,901   $ 13,393
Basic (Loss)/Earnings Per
  Share:
(Loss)/Income before cumu-
  lative effects of changes
  in accounting principles (a)    $  (0.01)  $   0.37    $  0.08   $   0.97   $   1.02

Cumulative effects of changes
  in accounting principles               -          -          -          -        .88

Basic (Loss)/Earnings per
 Share (a)                        $  (0.01)  $   0.37    $  0.08   $   0.97   $   1.90


a) Net income includes net securities (losses) gains, net of applicable tax, as follows:

                         (Losses)       Per
                         Gains          Share

            1997         $(125,000)     $ (0.02)
            1996           735,000         0.10
            1995          (133,000)       (0.02)
            1994          (437,000)       (0.06)
            1993           918,000         0.13

b) The cumulative effects of changes in accounting principle related to changes in accounting for income taxes, post-retirement benefits and retrospectively rated reinsurance contracts.

                                         At December 31,
                        1997       1996       1995       1994      1993
                             (In  thousands, except  ratio information)
Total assets            $640,249   $653,730   $660,820   $582,508  $513,558
Invested  assets         271,736    272,992    273,548    237,878   219,608

Surplus note:
  Face value               7,000      7,000      7,000      7,000     7,000
  Interest                 7,710      7,115      6,524      5,911     5,395

Common Shareholders'
  Equity(a)               78,164     75,658     75,936     63,264    69,813
GAAP Combined Ratio(c)     119.3%     114.1%     115.4%     102.5%    103.5%
SAP  Combined  Ratio (c)   118.6%     107.5%     107.5%     101.3%    101.6%

Industry SAP Combined
  Ratio                      N/A      105.8%     106.4%     108.4%    106.9%
Premium to Surplus
  Ratio (b)                  1.1X       1.4X       1.6X       1.7X      1.5X

(a)  Includes  unrealized depreciation of approximately $1.7  million  in
     1996 and $10.9 million in 1994, and unrealized appreciation of approximately $0.9 million in 1997, $1.2 million in 1995 and $2.6 million in 1993, all net of tax, on investments classified as available for sale.

(b) Premium to Surplus Ratio was calculated by dividing annual statutory net premiums written by year-end statutory surplus.

(c) For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally, the differences relate to the accounting for certain costs which are treated differently under SAP and GAAP.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the Company's financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and related notes which appear elsewhere in this Report.


Liquidity and Capital Resources

In 1997, the Company posted a small loss and net cash was used for operations as a result of a decrease in premiums written and a program to reduce pending claims and settle claims more quickly than in the past. During the two year period ended December 31, 1996, the Company operated profitably and net cash was provided from operations.

At December 31, 1997 and 1996 the yield of the Company's fixed maturities portfolio was 5.9% and 6.1%, respectively, with an average maturity of 3.3 years for each year. Additionally, at December 31, 1997, approximately 92% of the fixed maturities portfolio was invested in issues of the U.S. Government and its agencies with the remainder invested in investment grade corporate and industrial issues. The Company presently anticipates reinvesting the majority of proceeds from maturities and investment income in substantially similar investments.

The Company believes its immediate cash needs will not require the sale of long term fixed maturities, although it may sell certain of these securities from time to time.

The  Company maintains cash, short-term and readily marketable  securities and anticipates that the cash flow from investment income and maturities of long term fixed maturities will be sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.


Results of Operations

Net  earned  premium  revenues of the Company decreased  by  approximately
$15.2   million,  or  15.8%, in 1997 and increased by  approximately  $1.8 million and $5.2 million in 1996 and 1995 respectively (1.9% and 5.8% in 1996 and 1995, respectively). In 1997, the decline in earned premium revenues was  primarily  due to the depopulation of the assigned risk  pools  ($9.5
million)   and  a  reduction  in  certain  commercial  lines,  principally voluntary  commercial automobile ($3.1 million) and workers'  compensation
($2.6  million)  due  to competition, reunderwriting  and  repricing.   In
addition, earned premium revenues were reduced in 1997 by $1.7 million to record premiums due under retrospectively rated reinsurance contracts written for 1995 and prior accident years. The Company re-estimated the premium  due based upon its current estimate of loss ratios for  1995  and
prior  accident  years.   Partially offsetting  these  reductions  was  an
increase   in  certain  voluntary  personal  lines,  principally   private
passenger automobile and homeowners.

In 1996, although higher premium rates were charged on certain lines of business than in 1995 including amounts related to increased minimum automobile liability coverage required by New York State, such rate increases were largely offset by a decrease in the number of policies in force. This decrease primarily resulted from the depopulation of the assigned risk pools and reduced volume in other lines of business that were not profitable, primarily certain specialty programs within voluntary commercial automobile lines. In addition, in 1996 the Company experienced increased competition, primarily in workers' compensation and commercial package policies, which reduced volume.

During the three years ended December 31, 1997, the Company received servicing fees for providing administrative and claims services for the NYPAP. During 1997, the premium volume that the Group managed under this program significantly declined primarily due to the ongoing depopulation of the NYPAP, which is expected to continue, and increased competition. During 1997, the Group's agreement with NYPAP contributed approximately $900,000 to the Company in pre-tax income, net of servicing expenses. Effective February 28, 1998, the Group ceased serving as a servicing carrier for the NYPAP, thereby enabling the Group to concentrate its resources on its core non-service businesses and redeploy certain resources previously dedicated to the NYPAP. Accordingly, the Group will not provide such services in 1998, except for the run-off of the remaining NYPAP claims, which will occur over approximately a two-year period. The Group believes it has provided sufficient reserves for future claims servicing costs related to such run-off business.

The Company's combined ratios as determined under GAAP and SAP were as follows:

                             Years Ended December 31,
                         1997           1996           1995
     GAAP                119.3%         114.1%         115.4%
     SAP                 118.6%         107.5%         107.5%

The combined ratios of the Company increased in 1997, primarily reflecting an increase in the 1997 accident year loss ratios, principally for the private passenger automobile and commercial assigned risk lines of business, based upon increased claim frequency and continued unfavorable development of prior accident year losses. This increase was partially offset by a decrease in expenses primarily due to a reduction in the reserve for prior years' servicing carrier expenses and reduced expenses reflecting reduced premium volume in 1997. Included in the Company's results for 1997, 1996 and 1995 were approximately $8.3 million in 1997, $8.1 million in 1996 and $10.3 million in 1995 for reserve strengthening related to losses from prior accident years. In 1997 and 1996, the reserve strengthening primarily related to voluntary commercial automobile and commercial package lines of business, while in 1995, the reserve strengthening primarily related to automobile and workers' compensation lines of business.

The  1997  reserve strengthening included approximately $3.3  million  for commercial package lines of business and approximately $2.1 million for voluntary commercial automobile lines of business. During 1997, the Company reviewed the adequacy of the reserves carried for its open claims' files, as part of its normal ongoing practice, focusing on the commercial package, general liability and commercial automobile lines of business. As a result of this review and the continued unfavorable development of prior accident years losses, particularly the 1992 through 1994 accident years, the Company has revised its assumptions regarding future increases in average claims severity and reserves were strengthened.

The 1996 reserve strengthening included approximately $6.0 million for voluntary commercial automobile lines of business and approximately $2.4 million for commercial package lines of business. Beginning in 1992, the Company entered into new market segments of the voluntary commercial business, including specialty programs for sanitation trucks, gas stations, fuel oil deliveries and limousines. Initially, the Company based its loss ratio estimate upon its experience with similar lines of business, industry statistics and standard actuarial ultimate loss projection techniques, which consider expected loss ratios. During 1996, claims began to develop unfavorably and the Company used such claim development to revise the assumptions that formed the basis of actuarial studies and reserves were increased. With respect to commercial package lines, general liability claims for business written in 1992 through 1994 also developed unfavorably. These claims showed an increased frequency of losses as well as an increase in the time between the date the loss occurred and when the loss was reported compared to prior experience. General liability claims are susceptible to the emergence of losses over an extended period of time.

The  1995  reserve strengthening included approximately $6.9  million  for private passenger automobile lines of business and $3.0 million for workers' compensation lines of business. In early 1994, the private passenger automobile business increased significantly as a result of the acquisition of a large block of assigned risk business. The acquisition of this block of business nearly doubled the volume previously written by the Company. Early in 1995, losses began to develop in this line of business that indicated a higher ultimate loss ratio than the Company had experienced on similar blocks of assigned risk business from earlier periods, which experience formed the basis of the Company's original loss estimate. The Company believes the increased losses in this line resulted primarily from its inability to effectively process a much larger volume of claims from its significantly increased customer base. Consequently, claims investigation and file documentation were not conducted timely which led to higher claim costs. With respect to workers' compensation lines, the Company's policies provide insurance coverage to the employer if employees are able to successfully assert liability for employer negligence in providing a safe working environment. During 1995, a relatively small number of such claims with large dollar values emerged that had not been previously anticipated. The emergence of these claims, and the fact that the workers' compensation line of business is susceptible to the emergence of losses over an extended period, resulted in a revision of the Company's estimate of ultimate losses and reserves were increased.

For the lines of business discussed above, as well as all other property and casualty lines of business, the Company employs a variety of standard actuarial loss projection techniques, statistical analyses and case base
evaluations  to estimate its liability for unpaid losses.   The  actuarial
projections include an extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. These estimates are performed quarterly and consider any changes in trends and actual loss experience. Any resulting change in the estimate of the liability for unpaid losses, including those discussed above, is reflected in current year earnings during the quarter the change in estimate is identified.

The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or affected by future conditions, reserving for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgements. As additional experience and other data become available and are reviewed, the Company's estimates and judgements may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

In management's judgement, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

Investment income has decreased by approximately $0.7 million, or 4.1% in 1997, as compared to an increase of $1.0 million or 6.5% in 1996 and $2.2 million or 16.5% in 1995, primarily as a result of a decrease in premiums written and a program to reduce pending claims and settle claims more quickly during 1997, and higher invested assets resulting from positive cash flows in 1996 and 1995. During 1997, the Company also recorded $0.2 million in realized capital losses in the normal course of managing its investment strategy. In 1996, the Company realized gains of $1.1 million on the sale of fixed maturities, primarily U.S. Treasury Notes. During 1995, the Company realized losses of $0.2 million on the sale of certain investments in order to shorten the average duration of its investment portfolio.

The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected a decrease of approximately $7.8 million, or 27.8% in 1997, and increases of $1.7 million, or 6.6% in 1996. The decrease in 1997 was primarily the result of lower operating costs, primarily relating to pension and severance benefits for certain employees, and a decrease in the provision for servicing carriers expenses in connection with the NYPAP, offset by higher systems costs. The increase in 1996 was the result of higher operating costs primarily relating to pension and severance benefits for certain employees coupled with higher systems costs.

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

Year 2000 and Information Technology Systems

The Company has evaluated its information technology systems to determine the potential impact of the year 2000. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. In 1996, the Group began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be year 2000 compliant. The Group anticipates that these new systems will be fully implemented in 1999. The Company does not expect that the year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations. However, the year 2000 issue may affect other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 issue on such entities.

Cautionary Statement for Forward-Looking Information

Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctutations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Securities Exchange Commission Financial Reporting Release No. 48

Financial Reporting Release No. 48 ("Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments") issued on February 4, 1997 by the Securities Exchange Commission requires certain domestic and foreign issuers to disclose the accounting policies for derivative instruments and derivative commodity instruments and disclosure of quantitative and qualitative information about market risk inherent in these instruments. The Company's market capitalization is under the reporting threshold for 1997 and accordingly no disclosure is included herein. The Company will be required to disclose such information beginning with 1998 financial activity.

Item 8.  Financial Statements and Supplementary Data

See page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 14 members divided into three classes: Class I, Class II and Class III. Classes I and III consist of five directors each and Class II consists of four directors. Currently, Class III consists of four directors due to the resignation of Oliver Patrell on January 1, 1998. One class of directors is elected in each year for a three-year term.
All of the directors of the Company are also directors of Empire and Centurion.


Name, Age and Position              Principal Occupation, Office
 with Company                         and Term of Office

Richard  G. Petitt, 49,             Principal Occupation - Chairman
Director, Chairman of                 of the Board, and Chief Executive
the Board, President and              Officer of the Company and Empire
Chief Executive Officer               since March 1996 and Executive
                                      Officer and President since May
                                      1996. Previously, Chairman of the
                                      Board and Chief Executive Officer
                                      of Colonial Penn Life Insurance
                                      Co. ("CPL") from March 1992 to
                                      September 1997.  President and
                                      Chief Operating Officer of CPL
                                      from August 1991 to
                                      April 1996. Since September 1983,
                                      has served in various executive
                                      capacities at Leucadia and its
                                      subsidiaries including Vice
                                      President of Leucadia and
                                      President of Sperry &
                                      Hutchinson Co., Inc. ("S&H").
                                     Director since March 1996;
                                      current term expires 1999.

Martin B. Bernstein, 64,             Principal Occupation - President
Director and Director of Ponderosa Fibres of America, Inc. (A pulp manufacturer for paper producers).
                                      Director since February 1988;
                                       current term expires 1998.

Ian  M. Cumming, 57,                Principal Occupation - Presently
Director and since June 1978, Chairman of the Board and a Director of Leucadia. Director of Skywest, Inc. (a Utah-based regional air carrier) since June 1986.
                                      Director of MK Gold Company
                                      (an international gold mining
                                      company) since June 1995.
                                     Director since February 1988;
                                      current term expires 2000.

James E. Jordan, 54                 Principal Occupation - Financial
Director                              Consultant, The Jordan Company.
                                      Previously, President of  the
                                      William Penn Co. from 1986 until
                                      1997.
                                     Director since 1997; current term
                                      expires 2000.

Thomas E. Mara, 52,                 Principal Occupation - Presently
Director and since May 1980, Executive Vice President of Leucadia and Treasurer of Leucadia since January 1993.
                                     Director since October 1994;
                                      current term expires 2000.

Louis V. Siracusano, 51,            Principal Occupation - Attorney with
Director                              McKenna, Fehringer, Siracusano
                                      & Chianese (a law firm) for over six
                                      years.
                                     Director  since 1985; current term
                                      expires 1998.

Name, Age and Position              Principal Occupation, Office
 with Company                         and Term of Office

Joseph  S.  Steinberg, 54,          Principal Occupation -  President of
Director Leucadia since January 1979 and Director of Leucadia since December 1978. Director of MK Gold Company since June 1995. Director since June 1988 of Jordan Industries, Inc., a holding company principally engaged in manufacturing.
                                     Director since February 1988; current
                                      term expires 2000.

Daniel G. Stewart, 79,              Principal Occupation - Independent
Director consulting actuary. Previously, Senior Vice President of Mutual Benefit Life Insurance Company from 1985 to November 1991.
                                     Director since 1980; current term
                                      expires 2000.

Lucius  Theus, 75,                  Principal Occupation - President,
Director                              The U.S. Associates (consultants
                                      in civic affairs, human resources
                                      and business management) since 1989.
                                      Principal and Director of the Wellness
                                      Group, Inc. (a  provider of
                                      health promotion programs) since 1989.
                                      Corporate Director, Civic Affairs of
                                      Allied Corporation (a diversified
                                      industrial company) since 1979.
                                     Director since 1980; current term
                                      expires 1998.

Helen  W.  Vogel, 80,                Principal Occupation - Teacher
Director of political science at the White Plains, New York, Senior Center for over six years.
                                      Director since 1980; current term
                                        expires 1998.

Harry H. Wise, 59,                   Principal Occupation - President and
Director Director, H.W. Associates, Inc. (an investment advisory firm). President and Director, Madison Equity Capital Corp. (a sponsor of private investment partnerships).
                                      Director since 1988; current term
                                       expires 1999.

Joel M. Berlin, 54,                   Principal Occupation - Senior Vice
Director, Senior Vice                   President of marketing of the Company
President Marketing                     and Empire since May 1996. Previously,
                                        Chairman of the Board and Chief
                                        Executive Officer of S&H (an incentive
                                        marketing firm) from April 1993 to May
                                        1996.  President and Chief Operating
                                        Officer of S&H from March 1992 to May
                                        1996.
                                       Director since 1996; current term
                                        expires 2000.

Name, Age and Position              Principal Occupation, Office
 with Company                         and Term of Office
Francis M. Colalucci, 53,           Principal Occupation - Senior Vice
Director, Senior Vice President,      President, Chief Financial Officer and
Chief  Financial  Officer &           Treasurer of the Company and Empire since
Treasurer                             January 1996.  Previously, Vice President
                                      & Corporate Treasurer of  Continental
                                      Corporation (an insurance holding Company) from 1991 to January 1996.
	                               Director since October 1996; Current term
                                      expires in 1999.

Linda A. Philipps, 53,              Principal Occupation - Senior Vice
Senior Vice President,                President and Chief Information Officer
Chief Information Officer             of the Company and Empire since June 1996.
                                      Previously, Chief Information Officer of
                                      Banta Printing Corp (a commercial
                                      printing firm), from March 1996 to June
                                      1996 and Director of Business Development of Menasha Paper Corp. (a manufacturer of paper and plastic products) from March
                                      1994 to March 1996.  From August 1988
                                      to February 1994 acted in various
                                      operational capacities for Leucadia.

R.  Scott Conant, 47,              Principal Occupation - Senior Vice President,
Senior Vice President,               of Claims for the Company and Empire since
Claims                               September 1997.  Previously,  Senior Vice
                                     President of Home State Holdings, Inc (an insurance holding company) from August
                                     1996 to September 1997.  Previously,
                                     Manager &  Consultant for KPMG Peat
                                     Marwick, from February 1995 to August 1996.

Item 11.  Executive Compensation

Summary Compensation Table
The following table sets forth certain compensation information for Richard G. Petitt, the Chief Executive Officer of the Company, and Andrew
W. Attivissimo, who was Chief Executive Officer of the Company in 1995, the only executive officers whose compensation paid, or accrued for, under the pooling arrangement exceeded $100,000 for the years ended December 31, 1997, 1996 and 1995.

                                 Summary Compensation Table
                                                    Long Term
                              Annual Compensation   Compensation
Name and Principal                                  LTIP         All Other
  Position             Year   Salary    Bonus       Payouts      Compensation

Richard G. Petitt      1997   $105,969   $ 90,000   $      -     $  6,767 (a)
Chairman, President
& C.E.O.               1996     86,674    150,000          -        7,494 (b)

Andrew W. Attivissimo  1997          -          -          -            -
President & C.O.O.     1996     87,791     30,000     69,631 (c)   89,397 (d)
                       1995     78,906     42,300     30,497 (c)   72,876 (e)

(a) Includes Salary Cap Restoration Plan ($2,303), Pension Plan ($3,264), and Company match of 401(k) Plan ($1,200).
(b) Includes Salary Cap Restoration Plan ($2,100), Pension Plan ($4,455) and Company match of 401(k) plan ($939).
(c) Contributions made to a trust pursuant to the Empire Long Term Incentive
    Plan.
(d) Includes Supplemental Retirement Plan ($86,698), Pension Plan ($1,856), income from Empire Long Term Incentive Plan units ($599) and Company match of 401(K) plan ($244).
(e) Includes Supplemental Retirement Plan ($58,090), Pension Plan ($5,325), income from Empire Long Term Incentive
    Plan units ($9,217) and Company match of 401(k) plan ($244).

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

In February 1996, Mr. Patrell retired as Chairman of the Board of Directors and Chief Executive Officer of the Company and Empire; he was a Director of Empire and the Company before resigning on January 1, 1998. Upon his retirement, Leucadia agreed to pay to Mr. Patrell the amount of $1,000,000 of which $333,333 was paid by Empire. Pursuant to the pooling agreement, the Company contributed 30% of the compensation paid by Empire to Mr. Patrell. Mr. Patrell agreed not to compete against Leucadia or its affiliated entities for a two year period.

Mr. Attivissimo was employed pursuant to an Employment Agreement which terminated on December 31, 1996. The Employment Agreement was to continue from year to year thereafter unless the period of employment was terminated  at  the  end of a calendar year by either Mr.  Attivissimo  or
Empire on at least six months written notice. In May 1996, Mr. Attivissimo retired from his positions as an officer and director of the Company and Empire. Pursuant to the terms of his Employment Agreement, Mr. Attivissimo continued to be paid his normal salary at the rate of $240,000 per annum through December 31, 1997. In addition, Mr. Attivissimo received $1,901,000 in a lump sum supplemental retirement benefit, $482,375 under Empire's Long Term Incentive Plan and title to an automobile having a book value of approximately $13,000. Pursuant to the pooling agreement, the Company is obligated to pay 30% of the compensation and cost of benefits paid to Mr. Attivissimo.


Pension Plan

Pensions for officers and employees of the Company are provided under a trusteed non-contributory pension plan. Any employee is eligible for membership in the Plan on January 1st or July 1st of any plan year after which he has completed one full year of service, consisting of a minimum of 1,000 credited hours with Empire, provided they have attained the age of 21 years by or before such date.

Members of the Plan receive a basic pension if they work until their normal retirement date which is the last day of the month in which they attain 65 years of age with 5 years of credited service. Any member in the active employ of Empire may elect early retirement between 55 and 65. A member electing early retirement must have at least 10 years of service. A monthly average of total compensation received over the highest 5 consecutive plan or calendar years before retirement is taken to compute benefits as follows:

          1.30% of the first $833 per month of average pay, plus
          1.75% of average pay over $833 per month.

The  sum  of  these  two credits is multiplied by the  years  of  credited service. The basic benefit amounts listed in the table below are not subject to any deduction for Social Security benefits or other offset amounts. The maximum benefit payable under the pension plan is $96,400 per year.

The amounts set forth in the following table show estimated annual benefits upon retirement to which the Company contributes 30% of such cost through the pooling agreement.


Highest
Five Year Average
Compensation at                     Years of Service
Retirement         10        15        20        25        30        35
$ 10,000           $  1,300  $  1,950  $  2,600  $  3,250  $  3,900  $  4,550
  25,000              3,925     5,888     7,850     9,813    11,775    13,738
  50,000              8,300    12,450    16,600    20,750    24,900    29,050
  75,000             12,675    19,013    25,350    31,688    38,025    44,363
 100,000             17,050    25,575    34,100    42,625    51,150    59,675
 160,000             27,500    41,300    55,100    69,000    82,600    96,400


Salary Cap Restoration Plan

In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the Pension Plan, of the officer's highest five year average compensation (not to exceed $320,000, adjusted for the cost-of-living) at retirement and the current maximum compensation limit of $160,000. The SCRP is an unfunded plan. Under the pooling agreement, the Company is obligated to pay 30% of the cost of the SCRP.

Employees' Savings Plan

Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. In 1995, Empire matched 65% of each participant's deferral contribution up to a maximum matching contribution of $813. A participant may also contribute, from his after-tax dollars, an amount, not to exceed 10% of his annual compensation. Effective July 1996, the Savings Plan was amended to allow Empire matching contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. Empire's contributions to the Savings Plan were $438,000, $524,000 and $435,000 in 1997, 1996 and 1995, respectively.
Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions under the Savings Plan.

Supplemental Retirement Plan

Under Empire's Supplemental Retirement Plan, eligible employees who work until their normal retirement date, which, is the last day of the month in which such employees attains 65 years of age, are entitled to receive monthly benefits equal to (a) the difference between (i) one twelfth of a stipulated percentage (the "stipulated percentage") of such participant's final average compensation (the "base amount") and (ii) the aggregate amount of the monthly pension and benefit entitlement such participant would receive under Empire's Pension Plan, Savings Plan and other employee pension benefit plans if such benefits were paid in the form of an annuity for the life of the participant and fifty percent of the participant's monthly Social Security benefit, multiplied, unless otherwise specified in the plan, by (b) a fraction, not exceeding one (the "reduction factor"), the numerator of which is the number of the participant's years of service and the denominator of which is five. Final average compensation is the average annual compensation paid during any five consecutive calendar years during which the participant's compensation was highest. The plan provides that the minimum benefit payable is equal to the base amount multiplied by the reduction factor. Participants remaining in the employ of the Company after the normal retirement date continue to accrue benefits under the plan. Early retirement, between age 55 and 65 under this plan, is permitted provided the participant electing early retirement has at least ten years of service. Amounts payable under the plan are payable out of the assets of the Trust to Fund Benefits under Certain Unfunded Deferred Compensation Plans of the Company, established effective November 1, 1987 (the "Trust Fund"). The Trust Fund is subject to the claims of certain creditors of the Company if the Company becomes insolvent. The Board of Directors had designated one key employee, Andrew W. Attivissimo, to receive benefits under the plan based on a maximum stipulated percentage of 60%
and  a minimum   stipulated  percentage  of  30%.   In 1996,
Mr. Attivissimo received a lump sum payment under the plan of $1,901,000.

Long Term Incentive Plan

Prior to 1996, Empire sponsored a Long Term Incentive Plan which, based upon the attainment of certain performance goals, awarded officers with units of participation in a compensation pool. The plan was terminated in 1996.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The   table  on the following page sets forth information as of March  17,
1998  as  to   the  Common   Shares of the Company  owned  of  record  and
beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common Shares.


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


Security Ownership of Management

The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by all directors and by directors and officers of the Company as a group as of December 31, 1997 with respect to the Company's Common Shares and as of March 17, 1998 with respect to Leucadia's and Empire's securities.

Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

Name of Beneficial            Amount and Nature of         Percent of
Owner                         Beneficial Ownership         Class

Joel M. Berlin                  -                            -
Martin B. Bernstein             -                            -
Francis M. Colalucci            -                            -
R. Scott Conant                 -                            -
Ian M. Cumming (1)              -                            -
James E. Jordan                 -                            -
Thomas E. Mara                  -                            -
Oliver L. Patrell               -                            -
Richard G. Petitt               -                            *
Linda Philipps                  -                            *
Louis V. Siracusano             -                            -
Joseph S. Steinberg (1)         -                            -
Daniel G. Stewart               -                            -
Lucius Theus                    -                            -
Helen W. Vogel                  -                            *
Harry H. Wise                   -                            *
Directors and executive
Officers as a group
  (16 persons) (2)              -                            *

*Less than 1% of Common Stock

(1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of Common Stock of the Company, by virtue of their respective interest of approximately 15.5% and 14.3% in Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of Common Stock of the Company beneficially owned by Leucadia through its 100% ownership of Empire.

(2) Aside from the beneficial ownership described in note 1 to this table, seven directors and one officer beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.


Item 13. Certain Relationships and Related Transactions

See Item 1 of this report and Notes 1, 3, 8, 9, 10 and 11 of Notes to Consolidated Financial Statements for information relating to transactions and relationships between the Company and its affiliates.

                            PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Financial Statements and Schedule

1. The following Financial Statements of Allcity Insurance Company are included in item 8:

 Report of Independent Accountants
 Consolidated Balance Sheets as of December 31, 1997 and 1996.
  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.
 Consolidated  Statements of Changes in Shareholders' Equity Accounts   for
 the years ended
  December 31, 1997, 1996 and 1995.
  Consolidated Statements of Cash Flows for the years ended December 31,1997, 1996 and 1995.
 Notes to Consolidated Financial Statements.
    Schedule   VI   -   Supplemental   Insurance   Information   Concerning
Property/Casualty Insurance Operations
   for the years ended  December 31, 1997, 1996 and 1995.

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

(b) Reports on Form 8-K.

    During the quarter ended December 31, 1997, there were no reports on Form 8-K filed for the Company.

(c) Exhibits Required by Item 601 of Regulation S-K.

    See attached Exhibit Index.

(d) Financial Statements Required by Regulation S-X.

    See Item 14(a).

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALLCITY INSURANCE COMPANY

March 30, 1998                  By:  FRANCIS M. COLALUCCI
                                     Francis M. Colalucci
                                     Director, Senior Vice President
                                     C.F.O. & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

RICHARD G. PETITT                       FRANCIS M. COLALUCCI         _
Richard G. Petitt                       Francis M. Colalucci
Director, Chairman, President & C.E.O.  Director, Senior Vice President
                                        C.F.O. & Treasurer


JOSEPH S. STEINBERG                     MARTIN B. BERNSTEIN
Joseph S. Steinberg                     Martin B. Bernstein
Director                                Director


LOUIS V. SIRACUSANO                     HARRY H. WISE
Louis V. Siracusano                     Harry H. Wise
Director                                Director


DANIEL G. STEWART                       JOEL M. BERLIN
Daniel G. Stewart                       Joel M. Berlin
Director                                Director, Senior Vice President


IAN M. CUMMING                          JAMES E. JORDAN
Ian M. Cumming                          James E. Jordan
Director                                Director


LUCIUS THEUS                            HELEN  H. VOGEL
Lucius Theus                            Helen H. Vogel
Director                                Director


THOMAS E. MARA
Thomas E. Mara
Director

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

  10(f) Tax Allocation Agreement dated February 28, 1989 among the Company, PHLCORP, Empire, Centurion, Empire Livery Services, Inc., Executroll Services Corporation and Empall Agency Incorporated (Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

Exhibit Number       Description of Document

  10(g)              Employment Agreement made as of January  1,  1993
                     Empire  and  Andrew W. Attivissimo.   (Incorporated  by
                     reference to Exhibit 10(g) of the 10-K for the year ended December 31, 1992).

  10(h)              Empire   Insurance   Company   Salary   Cap
                     Restoration Plan dated May 26, 1994. (Incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the December 31, 1994).

  10(i) Quota Share Reinsurance Agreement between Empire Insurance Company and Centurion Insurance Company (Incorporated by reference to Exhibit 10(i) of the company's Annual Report on Form 10-K for the year ended December 31, 1997).

  10(j) Lease agreement dated June 27, 1996 between Empire Insurance Company and Brooklyn Renaissance Plaza L.L.C., as Landlord, BRPII L.L.C as sub-landlord (Incorporated by reference to Exhibit 10(a) of the company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

  EX-10*             Quota Share Agreement (Refer to 10(i) above)

  EX-27*             Financial Data Schedule

ITEM 8.  Financial Statements and Financial Statement Schedule

                                                                Page
The following financial information is submitted herein:


Report of Independent Accountants                                F2
Consolidated Balance Sheets - December 31, 1997 and 1996         F3
Consolidated Statements of Operations for the years
     ended  December 31, 1997, 1996 and 1995                     F4
Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1997, 1996 and 1995        F5
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                            F6
Notes to Consolidated Financial Statements                       F7 - F25


Financial Statement Schedule:
Schedule VI- Supplemental Insurance Information
Concerning Property/Casualty Insurance Operations for the
     Years ended December 31, 1997, 1996 and 1995                F26



					-F1-

		REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders' of Allcity Insurance Company:

We have audited the consolidated financial statements and the financial statement schedule of Allcity Insurance Company and Subsidiary listed in Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allcity Insurance Company and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



	COOPERS & LYBRAND L.L.P.
New York, New York
February 9, 1998


					-F2-

CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY  AND SUBSIDIARY
(In thousands, except share and per share amounts)

	                                                   December 31,
                                                         1997         1996


ASSETS
Investments:
    Fixed maturities
      Available for sale (amortized cost of
      $268,091 in 1997 and $254,645 in 1996)             $269,055     $252,073
      Held to maturity (fair value
      of $497 in 1997 and $485 in 1996)                       485          477
    Equity securities available for sale                      447            -
    Short-term                                              1,749       20,442
        TOTAL INVESTMENTS                                 271,736      272,992

    Cash                                                    2,863        2,232
    Agents' balances, less allowance for
      doubtful accounts ($1,561 in 1997 and
      $1,363 in 1996)                                      13,109       17,814
    Accrued investment income                               2,942        2,822
    Reinsurance balances receivable                       273,280      264,159
    Prepaid reinsurance premiums                           55,074       70,061
    Deferred policy acquisition costs                       7,079        7,707
    Deferred tax                                           11,462       13,019
    Other assets                                            2,704        2,924
        TOTAL ASSETS                                     $640,249     $653,730

LIABILITIES
    Unpaid losses                                        $361,341     $353,536
    Unpaid loss adjustment expenses                        56,185       52,551
    Unearned premiums                                      90,807      111,657
    Drafts payable                                          4,983        5,712
    Due to affiliates                                      14,427       14,232
    Unearned service fee income                             4,539        5,461
    Reserve for servicing carrier claim
      expenses                                              3,701        8,043
    Reinsurance balances payable                            4,825        4,887
    Other liabilities                                       6,567        7,878
    Surplus note                                           14,710       14,115
        TOTAL LIABILITIES                                 562,085      578,072
SHAREHOLDERS' EQUITY
    Common stock, $1 par value: 7,368,420
      shares authorized; 7,078,625 shares issued
      and outstanding in 1997 and 1996                      7,079        7,079
    Additional paid-in capital                              9,331        9,331
    Net unrealized appreciation(depreciation)
      on investments (net of deferred taxes
      of  $494 and ($900) in 1997 and
      1996, respectively)                                     917       (1,672)
    Retained earnings                                      60,837       60,920
       TOTAL SHAREHOLDERS' EQUITY                          78,164       75,658
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $640,249     $653,730

See Notes to Consolidated Financial Statements.

					-F3-

CONSOLIDATED STATEMENTS OF OPERATIONS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share
 and per share amounts)
                                                        Year Ended December 31,

                                                          1997         1996         1995
REVENUES
    Premiums earned                                       $ 80,891     $ 96,073     $ 94,251
    Net investment income                                   15,694       16,358       15,358
    Service Fee Income                                       5,696        6,608        7,683
    Net securities (losses) and gains                         (192)       1,130         (205)
    Other income                                               535          621          805
                                                           102,624      120,790      117,892
LOSSES AND EXPENSES
    Losses                                                  68,901       76,387       77,675
    Loss adjustment expenses                                13,144       11,963       12,652
    Other underwriting expenses, less
      deferrals of $14,616 in
      1997, $15,333 in 1996 and
      $18,359 in 1995                                        4,886       11,681        7,810
    Amortization of deferred policy
      acquisition costs                                     15,245       16,204       18,349
    Interest on surplus note                                   595          591          613
                                                           102,771      116,826      117,099
(LOSS)/INCOME BEFORE FEDERAL INCOME TAX                       (147)       3,964          793
FEDERAL INCOME TAXES
    Current (benefit)/expense                                 (227)       2,501        3,050
    Deferred expense/(benefit)                                 163       (1,171)      (2,820)
                                                               (64)       1,330          230
    NET (LOSS)/INCOME                                     $    (83)    $  2,634     $    563

Per share data, based on 7,078,625
    average shares outstanding in 1997,
    1996 and 1995
        BASIC (LOSS)/EARNINGS PER SHARE                   $  (0.01)    $   0.37     $   0.08

See Notes to Consolidated Financial Statements.

					-F4-

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                                                     SHAREHOLDERS' EQUITY
                                                                        Net Unrealized
                                                                                 (Depreciation)              Total
                                                                   Additional    Appreciation                Share-
                                          Common Stock             Paid-In       On            Retained      holders
                                       Shares        Amount        Capital       Investments   Earnings      Equity

Balance at January 1, 1995             7,079         $  7,079      $  9,331      $(10,869)     $ 57,723      $ 63,264

Net income for the year                                                                             563           563

Change in unrealized appreciation
  on investments (net of deferred
  taxes of $1,073)                                                                 12,109                      12,109

Balance at December 31, 1995           7,079            7,079         9,331         1,240        58,286        75,936

Net income for the year                                                                           2,634         2,634

Change in unrealized depreciation
  on investments (net of deferred
  benefit of $1,567)                                                               (2,912)                     (2,912)

Balance as of December 31, 1996        7,079            7,079         9,331        (1,672)       60,920        75,658

Net Loss for the year                                                                               (83)          (83)

Change in unrealized appreciation
  on investments (net of deferred
  taxes of $1,394)                                                                  2,589                       2,589

Balance as of December 31, 1997        7,079         $  7,079      $  9,331      $    917     $  60,837      $ 78,164


					-F5-

CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                                               Year  Ended December 31,
                                                            1997         1996         1995

NET CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)/income                                          $    (83)    $  2,634     $    563
   Adjustments to reconcile net (loss)/income
     to net cash used for/provided by operating
     activities:
       Provision for deferred tax benefits                       163       (1,171)      (2,820)
       Amortization of deferred policy
         acquisition costs                                    15,245       16,204       18,349
       Provision for doubtful accounts                           198          270          141
       Net securities losses and (gains)                         192       (1,130)         205
	Policy acquisition costs incurred
         and deferred                                        (14,616)     (15,333)     (18,359)

       Net change in:
         Agents' balances                                      4,507        3,071       (1,977)
         Reinsurance balances receivable                      (9,121)      (6,544)     (37,761)
         Prepaid reinsurance premiums                         14,987        9,224       (1,671)
         Unpaid losses and loss adjustment expense            11,439        6,208       58,280
         Unearned premiums                                   (20,850)     (14,285)       2,756
         Drafts payable                                         (729)         868        1,408
         Due to affiliates                                       195       (3,633)      (2,557)
         Unearned service fees                                  (922)         352          853
         Reserve for service carrier claims expenses          (4,342)       1,133        1,660
         Reinsurance balances payable                            (62)       1,411        3,255
         Other                                                  (413)       2,907         (169)

NET CASH (USED FOR)/PROVIDED BY OPERATING
  ACTIVITIES                                                  (4,212)       2,186       22,156

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Available for Sale:
         Acquisition of fixed maturities                    (147,423)    (172,010)    (107,352)
         Proceeds from sale of fixed maturities              120,272      140,862       48,405
         Proceeds from maturities of fixed maturities         13,301       36,767       21,731
         Net change in short-term investments                 18,693       (8,845)      14,389

NET CASH PROVIDED BY/(USED FOR) INVESTING
  ACTIVITIES                                                   4,843       (3,226)     (22,827)

NET INCREASE/(DECREASE)IN CASH                                   631       (1,040)        (671)
  Cash at beginning of year                                    2,232        3,272        3,943
  Cash at the end of year                                   $  2,863     $  2,232     $  3,272
  Cash paid for federal income taxes                        $  1,428     $  3,686     $  3,714

See Notes to Consolidated Financial Statements.

					-F6-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 1-ORGANIZATION

Allcity Insurance Company ("Allcity" or the "Company") is
a property and casualty insurer and includes the results of its subsidiary,
Empall Agency, Inc. ("Empall").   Empire Insurance Company ("Empire"), a
property and casualty insurer owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 5.2% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

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

The Company's three business segments and principal lines of business are
(1) automobile (private passenger and commercial), (2) commercial (commercial multi-peril, workers' compensation and other liability) and (3) miscellaneous and personal(fire, allied and homeowners) insurance coverages. Based on the Company's 1997 net premiums written, approximately 59%, 30% and 11% of such premiums were for the automobile, commercial and miscellaneous and personal lines of business, respectively. The Company markets its products primarily to individuals, retail establishments, restaurants, livery and taxicab owners, and several types of service contractors. A substantial portion of the Company's and Empire's automobile business, both private passenger and commercial, is assigned risk business acquired through contractual arrangements with other insurance companies, some of which are competitors. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Group within parameters established by the New York State Insurance Department. In addition, the Group receives a fee for providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool ("NYPAP"), the Massachusetts Taxi and Limousine Pool, and the New Hampshire Commercial Automobile Insurance Procedure. These latter arrangements do not involve the assumption of any material underwriting risk by the Group. Effective February 28, 1998, the Group ceased serving as a servicing carrier for the NYPAP, thereby enabling the Group to concentrate its resources on its core non-service businesses and redeploy certain resources previously dedicated to the NYPAP. Under the pooling arrangement, the Company assumes 30% of the fees and costs of these arrangements.

The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Based on 1997 direct premiums written, approximately 96% of the property and casualty business written by the Company and Empire was in the State of New York.


					-F7-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 1--ORGANIZATIONCONTINUED

The Company and Empire distribute their products through five general agents, one of which is an Empire subsidiary, and independent agents and brokers.
The Empire Group's wholly owned general agent is the largest producer and generated approximately 11% of its total premium volume for the year ended December 31, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Empall. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments: Fixed maturities are designated as either (i) "held to maturity" and carried at amortized cost, (ii) "trading" and carried at estimated market value, which is based on quoted market prices, with differences between cost and estimated fair value reflected in results of operations or (iii) "available for sale" and carried at estimated fair value with differences between cost and estimated fair value being reflected as a separate component of Shareholders' Equity, net of deferred income tax effects. Equity securities are designated as available for sale and carried at estimated fair values with differences between cost and estimated fair value reflected as a separate component of Shareholders' Equity, net of deferred taxes. Short-term investments are carried at cost.

At December 31, 1997 and 1996, investments in fixed maturities on deposit with the New York State Insurance Department, which the Company has the intent and ability to hold to maturity, are classified as "Investments held to maturity". All other investments in fixed maturities and equity securities at those dates are classified as "Investments available for sale" and stated at estimated fair market value. Net unrealized appreciation (depreciation) on investments available for sale (net of deferred tax/(benefit)) is included as a separate component of Shareholders' Equity.

Net securities gains or losses on the sale of investments are determined on a specific identification basis and are included in revenues. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable value.

Unearned Premiums: Unearned premiums have been calculated primarily using the monthly pro rata method.

Unpaid Losses and Loss Adjustment Expenses: Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using


					-F8-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED

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

Policy Acquisition Costs: Policy acquisition costs such as commissions, premium taxes and certain other underwriting expenses are deferred and amortized ratably over the terms of the related policies. Deferred policy acquisition costs are limited to their net realizable value after consideration of investment income on the related premium.

Participating Policies: Participating business on workers' compensation lines constitutes approximately 4.7% of the Company's policies in force and net premiums written. Amounts transferred to the participating policyholders' funds are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of policyholders' dividends declared on participating policies was $315,000, $946,000, and $523,000 in 1997, 1996 and 1995, respectively. Unpaid dividends to participating policyholders are included as a liability in the consolidated balance sheets.

Servicing Arrangements: Service fee income from assigned risk business acquired through contractual arrangements with other insurance companies is recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method.

Service fee income for the administrative services, including underwriting, policy issuance, premium collection and claims services, provided to the NYPAP is recorded as a reduction to other underwriting and loss adjustment expenses and is earned over the life of the policies issued. The premiums and losses processed by the Company on behalf of the NYPAP, which are not reflected in the consolidated financial statements for the years ended December 31, are as follows (in thousands):


                                             1997      1996      1995
Premiums Earned                              $ 29,076  $ 59,158  $ 60,458
Losses Incurred                                50,745    76,939   100,595
Unpaid Losses                                  98,150   119,223   117,736

					-F9-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED
The premiums, losses and expenses of the business for which the Company provides administrative services are reflected on the financial statements of those insurance companies, including the Company, in New York State which are required to participate in the NYPAP. In its role as a servicing carrier, the Company is liable only for the loss adjustment expenses which are reflected as a reserve for servicing carrier claim expense and are determined using case basis evaluations and statistical analyses.

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

Earnings Per Share: Earnings per share ("EPS") are based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 1997, 1996 and 1995 and therefore, basic and diluted EPS are the same.

New Pronouncements: In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include unrealized appreciation (depreciation) of investments, which is currently reported as separate components of equity in the balance sheet. The statement is effective in 1998 and will change the presentation of information in the financial statements and is not expected to have any effect on the financial position or results of operations of the Company.

Also in June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the financial statements including information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective in 1998 and is not expected to change the Company's current segmentation of its business. The financial position and operating results of the Company are not expected to be affected by this statement.


					-F10-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED

Presentation: Certain prior year amounts have been reclassified to conform with the 1997 presentation.

NOTE 3--SURPLUS NOTE

The Company issued a surplus note to Empire in 1980. The surplus note provides, among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent of Insurance of the State of New York ("Superintendent") and must be repaid, in whole or in part, when so ordered by the Superintendent.

NOTE 4-INVESTMENTS
Investment income by source is summarized as follows:

                                          Year Ended December 31,
                                          1997      1996      1995
				(In thousands) Investment income:
Fixed  maturities                         $ 15,627  $ 15,955  $ 13,606
Short-term investments                         385       742     2,126
                                            16,012    16,697    15,732
Less: Investment expenses                      318       339       374
     NET INVESTMENT INCOME                $ 15,694  $ 16,358  $ 15,358

Investments at December 31, 1997 are summarized as follows:

                                              Gross Unrealized            Esti-
                                Amortized     Apprec-      Deprec-        mated         Carrying
                                Cost          iation       iation         Fair Value    Amount
                                                       (In Thousands)

Available for Sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies           $218,088      $  1,327      $    596       $218,819     $218,819
Mortgage-backed
  securities                      29,437           298           113         29,622       29,622
Foreign governments               15,143           121            77         15,187       15,187
All other corporate bond           5,423             7             3          5,427        5,427
     Total                       268,091         1,753           789        269,055      269,055

Equity securities                      -           447             -            447          447
     TOTAL INVESTMENTS
       AVAILABLE FOR SALE        268,091         2,200           789        269,502      269,502

Held to maturity:
U.S. Treasury securities             485            12             -            497          485
     TOTAL INVESTMENTS
       HELD TO MATURITY              485            12             -            497          485

Short-term                         1,749             -             -          1,749        1,749
     TOTAL INVESTMENTS          $270,325      $  2,212      $    789       $271,748     $271,736

					-F11-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 4--INVESTMENTS CONTINUED

Investments at December 31, 1996 are summarized as follows:

                                              Gross Unrealized            Esti-
                                Amortized     Apprec-      Deprec-        mated         Carrying
                                Cost          iation       iation         Fair Value    Amount
                                                       (In Thousands)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies           $195,470     $    377      $  2,720      $193,127      $193,127
Mortgage-backed
  securities                      50,619          130           377        50,372        50,372
Foreign governments                   75            -             8            67            67
All other corporate bonds          8,481           41            15         8,507         8,507
     TOTAL INVESTMENTS
     AVAILABLE FOR SALE          254,645          548         3,120       252,073       252,073

Held to maturity:
U.S. Treasury securities             477            8             -           485           477
     TOTAL INVESTMENTS
     HELD TO MATURITY                477            8             -           485           477

Short-term                        20,442            -             -        20,442        20,442
     TOTAL INVESTMENTS          $275,564     $    556      $  3,120      $273,000      $272,992

The amortized cost and estimated fair values of fixed maturities at December 31, 1997 are shown as follows (in thousands):

                                              Amortized     Fair
                                              Cost          Value
Investments available for sale:
  Due in one year or less                     $ 32,219      $ 32,192
  Due after one year through five years        186,510       187,102
  Due after five years through ten years        19,925        20,139
    Sub total                                  238,654       239,433

  Mortgage-backed securities                    29,437        29,622
    Sub total                                  268,091       269,055

Investments held to maturity:
  Due after one year through five years            485           497
    TOTAL                                     $268,576      $269,552

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company sold certain fixed maturities during 1997, 1996 and 1995 realized gross gains of $216,000, $1,354,000 and, $343,000, respectively. Realized gross losses of $298,000, $224,000 and $548,000 were realized on these sales in 1997, 1996 and 1995, respectively, before income taxes. In 1997, the Company realized a gross gain of $129,000 before taxes, from the conversion of a portion of stock received from a trade organization membership, Insurance Services Offices, into a stock company.


				-F12-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 4--INVESTMENTS CONTINUED

The changes in unrealized appreciation/(depreciation) on investments available for sale in fixed maturities were $3,983,000 and $(4,479,000) for the years ended December 31, 1997 and 1996, respectively, before income taxes.

As of December 31, 1997 and 1996, a security with an amortized cost of approximately $485,000 was on deposit with the New York State Insurance Department.

During 1997 and 1996, the Company sold call options on certain U.S. Treasury Notes and recognized an investment loss of $239,000 in 1997 and income of $230,000 in 1996. Options on U.S. Treasury Notes with notional values of $0 and $20,000,000 were in force at December 31, 1997 and 1996, respectively.

NOTE 5--STATUTORY INFORMATION

The following is a reconciliation of net income/(loss) and surplus as reported on a statutory basis to net income and shareholders' equity as determined in conformity with generally accepted accounting principles ("GAAP Basis") (in thousands):

                                               Years Ended December 31,
                                               1997      1996      1995
Statutory basis - Net Income                   $    505  $  7,233  $  3,311
Add (deduct):
     Change in deferred policy acquisition
       costs                                       (628)     (871)        9
     Change in allowances for doubtful
       accounts                                    (198)     (270)     (141)
     Change in policyholders' dividend reserve       60      (450)        -
     Retrospectively rated reinsurance
       contracts                                      -    (3,365)   (4,742)
     System development cost capitalized            600         -         -
     Other postretirement benefits                  276      (176)      (49)
     Deferred tax provision (benefit)              (163)    1,171     2,820
     Interest on surplus note                      (595)     (591)     (613)
     Other                                           60       (47)      (32)
          GAAP Basis                            $   (83) $  2,634  $    563



					-F13-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 5--STATUTORY INFORMATION -CONTINUED

                                                     DECEMBER 31,
                                                     1997      1996
                                                     (In Thousands)
Statutory Shareholders' Equity and Surplus           $ 70,088  $ 69,566
 Add (deduct):
      Deferred policy acquisition costs                 7,079     7,707
      Nonadmitted assets, less allowance
        for doubtful accounts                           1,984     2,352
      System development cost capitalized                 600         -
      Provision for unauthorized reinsurance              108       114
      Policyholders' dividend reserve                    (390)     (450)
      Excess of statutory reserves over
        statement reserves                              1,143       291
      Deferred tax benefit                             11,462    13,019
      Other postretirement benefits                      (467)     (744)
      Net unrealized appreciation
        (depreciation)on investments                      964    (2,572)
      Surplus note                                    (14,710)  (14,115)
      Other                                               303       490
           GAAP Basis                                $ 78,164  $ 75,658

The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York State Insurance Department, dividends are limited to the lowest of 1) 10% of surplus as computed on a SAP basis, or
2) adjusted net investment income during the 12 month period prior to declaration. At December 31, 1997, $7,009,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.

The New York State Insurance Department is currently finalizing their examination of the Company's statutory financial statements for the years 1994, 1995 and 1996. In the opinion of management, the results of this exam are not expected to have a material impact on the financial position or results of operations of the Company.

NOTE 6--AGENTS' BALANCES

Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 1995, 1996 and 1997 is summarized as follows (in thousands):


      Balance at January 1, 1995                $    952
      Provision                                    1,577
      Charge-offs, net of recoveries              (1,436)

      Balance at December 31, 1995                 1,093
      Provision                                    2,089
      Charge-offs, net of recoveries              (1,819)

      Balance at December 31, 1996                 1,363
      Provision                                    1,470
      Charge-offs, net of recoveries              (1,272)

      Balance at December 31, 1997              $  1,561


					-F14-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 7-UNPAID LOSSES AND LAE

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

In the following table, the liability for losses and LAE are reconciled for each of the three years ended December 31, 1997. Included therein are current year data and prior year development.

				RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                                 1997         1996         1995
                                                          (In thousands)

Liability for losses and LAE, net,
  at beginning of year                           $143,494     $142,718     $121,923
Provision for losses and LAE for claims
  occurring in the current year                    73,741       80,216       80,061
Increase in estimated losses and LAE
  for claims occurring in prior years               8,304        8,134       10,266
                                                   82,045       88,350       90,327

Loss and LAE payments for claims
  occurring during:
    The current year                               23,804       27,192       23,743
    Prior years                                    56,475       60,382       45,789
                                                   80,279       87,574       69,532

Liability for losses and LAE, net                 145,260      143,494      142,718

Reinsurance balances receivable                   272,266      262,593      257,161

Liability for losses and LAE
  at end of year as reported in
  financial statements                           $417,526     $406,087     $399,879

Based upon actuarial studies conducted during 1997 and 1996 the Company strengthened reserves for losses from prior accident years by approximately $8.3 million in 1997 and by approximately $8.1 million in 1996, primarily related to commercial package and voluntary commercial automobile lines of business.


					-F15-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 7-UNPAID LOSSES AND LAE - CONTINUED

The Company has purchased annuities with various life insurance companies for a number of settled claims. The claimants have been designated as payees, however, the Company has a contingent liability of approximately $3.1 million which represents the aggregate amount of settlements with the claimants, in the event of the failure of the various life insurance companies to perform.

NOTE 8--REINSURANCE

The Company has obtained reinsurance coverage to reduce its risk of and
exposure to large insurance claims and catastrophes.   The maximum single
risk retained by the Company was $0.5 million on workers' compensation, for all three years, and for other property and casualty lines $0.3 million in 1997 and 1996 and $0.2 million in 1995, respectively. The Company also uses reinsurance to protect itself against certain catastrophic losses. Its retention of lower level losses under such treaties was $5.0 million for 1997 and $3.0 million for 1996 and 1995. Due to the geographic concentration of its business, the Company believes hurricanes, windstorms and civil disturbances are its most significant exposure to catastrophic losses. Computer modeling programs provided by independent consultants are used to estimate exposure to such losses.
The Company believes it presently has sufficient catastrophe reinsurance protection.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The majority of the Company's reinsurance has been placed with certain of the largest reinsurance companies, including (with their A. M. Best ratings) General Reinsurance Corporation (A++) (superior), American Re-Insurance Company (A+) (superior), Partner Re Co., Ltd. (A+)(superior), IPC Re Ltd. (A) (excellent), CAT Ltd. (A)(excellent) and Zurich Reinsurance (North America), Inc. (A)(excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believe are adequate, for any non-recoverable reinsurance.

Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire will assume 50% up to July 1 and 75% thereafter of the effective period premiums and losses of Centurion and grant Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed will be retained by Empire and 30% will be shared with the Company.


					-F16-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 8--REINSURANCE-CONTINUED

Assets and insurance reserves at December 31, 1997 and 1996 (including $328.4 million and $334.2 million, respectively, which represent reinsured amounts principally arising from the intercompany pooling agreement with Empire are as follows (in thousands):

                                                             Ceded to
					Empire       Others       Total
As of December 31, 1997
Prepaid reinsurance premiums                    $ 54,476     $    598     $ 55,074
Reinsurance balances receivable on:
  Paid losses                                          -        1,014        1,014
  Unpaid losses                                  204,023       32,758      236,781
  Unpaid loss adjustment expenses                 31,671        3,814       35,485

                                                             Ceded to
					Empire       Others       Total
As of December 31, 1996
Prepaid reinsurance premiums                    $ 69,266     $    795     $ 70,061
Reinsurance balances receivable on:
  Paid losses                                          -        1,567        1,567
  Unpaid losses                                  200,877       28,489      229,366
  Unpaid loss adjustment expenses                 29,991        3,235       33,226

An analysis of reinsurance premiums, losses, LAE and commissions for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):



                         Direct        Assumed              Ceded          Net
                                   Empire    Others    Empire    Others

1997
Premiums earned          $191,175  $ 80,891  $    142   $178,488 $ 12,829  $ 80,891
Losses incurred           170,395    68,902       195    155,122   15,469    68,901
LAE incurred               16,345    13,144        62     15,489      918    13,144
Commissions incurred       22,121    10,666         4     20,271    1,854    10,666

Premiums written          169,911    75,029        81    157,359   12,633    75,029
Losses paid               161,192    68,512       634    150,628   11,198    68,512

Unearned premiums(a)       78,336    35,733        85     77,823      598    35,733
Unpaid losses(a)          322,671   124,559     1,548    291,461   32,758   124,559
Unpaid LAE(a)              49,058    20,700         -     45,244    3,814    20,700

1996
Premiums earned          $235,467  $ 96,073  $    277   $222,909  $ 12,835 $ 96,073
Losses incurred           182,132    76,387       209    170,630    11,711   76,387
LAE incurred               13,827    11,963        72     11,679     2,220   11,963
Commissions incurred       25,556    10,987         8     23,259     2,305   10,987

Premiums written          222,467    91,011       200    210,068    12,599    91,011
Losses paid               177,454    75,938       728    170,948     7,234    75,938

Unearned premiums(a)       99,600    41,596       146     98,952       794    41,596
Unpaid losses(a)          313,469   124,170     1,987    286,967    28,489   124,170
Unpaid LAE(a)              46,080    19,324         -     42,845     3,235    19,324


					-F17-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 8--REINSURANCE-CONTINUED




1995
Premiums earned          $233,695  $ 94,251  $    569  $219,649  $ 14,615  $ 94,251
Losses incurred           188,198    77,671       555   179,410     9,339    77,675
LAE incurred               17,731    12,652        76	 19,128    (1,321)   12,652
Commissions incurred       29,792    12,223        32    27,076     2,748    12,223

Premiums written          236,170    95,335       483   222,046    14,607    95,335
Losses paid               141,279    59,680       811   133,849     8,241    59,680

(a) Amounts as reflected in the consolidated balance sheet can be derived by adding together amounts for direct and assumed and subtracting from this sum 30% of the amount ceded to Empire. The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

An analysis of the effect of reinsurance on premiums by business segment for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):

                                                                     Percentage
                                    Assumed    Ceded                 of Amount
                         Direct     from       to         Net        Assumed
                         Amount     Empire (a) Empire (b) Amount     to Net

1997
Premiums written:
  Automobile lines        $ 85,701  $ 44,565   $ 85,782   $ 44,484   100.2%
  Commercial lines          73,455    22,107     73,455     22,107   100.0%
  Miscellaneous and
    personal lines          10,755     8,438     10,755      8,438   100.0%

    Total                 $169,911  $ 75,110   $169,992   $ 75,029


1996
Premiums written:
  Automobile lines        $131,542  $ 60,362    $131,742  $ 60,162   100.3%
  Commercial lines          80,758    25,243      80,758    25,243   100.0%
  Miscellaneous and
    personal lines          10,167     5,606      10,167     5,606   100.0%

    Total                 $222,467  $ 91,211    $222,667  $ 91,011


1995
Premiums written:
  Automobile lines        $133,427  $ 62,968    $133,910  $ 62,485   100.8%
  Commercial lines          93,659    28,821      93,659    28,821   100.0%
  Miscellaneous and
    personal lines           9,084     4,029       9,084     4,029   100.0%

    Total                 $236,170  $ 95,818    $236,653  $ 95,335

(a)Includes $81, $200 and $483 assumed from non-affiliates in 1997, 1996 and 1995, respectively, before the effects of the pooling agreement described in Note 1.
(b)Includes $12,633, $12,599 and, $14,607 ceded to non affiliates in 1997, 1996 and 1995, respectively, before the effects of the pooling agreement described in Note 1.


					-F18-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 9--FEDERAL INCOME TAXES

The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement, members compute their tax provision on a separate return basis and are either charged their share of federal income tax resulting from their taxable income or are reimbursed for the tax benefits resulting from losses. As of December 31, 1997 and 1996, the Company's liability to affiliates for income taxes was $8,125,000 and $9,780,000, respectively.

The principal components of the deferred tax asset at December 31, 1997 and 1996 were as follows (in thousands):


  					 1997      1996

Unpaid loss and loss adjustment
  expense reserves                       $  7,576  $  7,644
Unearned premiums                           2,501     2,912
Employee benefits and compensation          1,221     1,580
Interest accrued on surplus note            2,698     2,490
Allowance for doubtful accounts               547       477
Deferred policy acquisition costs          (2,478)   (2,697)
Unrealized (appreciation) depreciation
  on investments                             (494)      900
Other, net                                   (109)     (287)
  Total                                  $ 11,462  $ 13,019

The Company believes that it is more likely than not that the deferred tax asset at December 31, 1997 will be fully realized based on the availability of taxable income.

For the years 1997, 1996 and 1995, the difference between the "expected" statutory federal income tax applicable to continuing operations and the actual income tax expense are as follows:


                                         1997      1996      1995
Expected federal income tax	         $   (51)  $  1,388  $    278
Other                                        (13)       (58)      (48)
Actual federal income tax                $   (64)  $  1,330  $    230


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

					-F19-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK OPTIONS--CONTINUED

The following table sets forth certain information relating to Empire's pension plan (in thousands):

                                                       December 31,
                                                       1997      1996
Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including vested
  benefits of $19,955 in 1997 and $19,355 in 1996      $ 20,763  $ 20,043
Projected benefit obligation for services
  rendered to date                                      (27,765)  (26,927)
Plan assets at fair value (primarily bonds and stocks)   25,152    25,700
     PROJECTED BENEFIT OBLIGATION
       IN EXCESS OF PLAN ASSETS                          (2,613)   (1,227)

Unrecognized prior service cost                              98       115

Unrecognized net (gain) from past experience
  different from that assumed and effects of
  changes in assumptions                                   (103)     (797)

Unrecognized net obligation at transition date              386       515

     ACCRUED PENSION COST                              $ (2,232) $ (1,394)

Net pension cost includes the following components (in thousands):

                                                        Years Ended December 31,
                                                        1997       1996       1995

Service cost-benefits earned during the period          $  1,628   $  1,862   $  1,887
Interest cost on projected benefit obligation              1,985      2,098      1,792
Actual return on plan assets                              (2,838)    (2,120)    (3,745)
Deferred gain on plan assets                               1,039        556      2,535
Net amortization and deferral                                145        298        196
     NET PERIODIC PENSION COST                          $  1,959   $  2,694   $  2,665


In accordance with the pooling agreement, the Company's share of accrued pension cost and net periodic pension cost is 30% of the amounts reflected above. In determining the actuarial present value of the projected benefit obligation, the Company utilized discount rates of 7.0% for 1997 and 7.5% for 1996 and a rate of increase in future compensation of 4% in 1997 and 5% in 1996, respectively. The expected long-term rate of return on plan assets was 7.0% during 1997 and 1996.

Empire provides certain health care and life insurance benefits for retired employees. During 1996, Empire amended the eligibility requirement to only those employees who had at least ten years of service


					-F20-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK OPTIONS--CONTINUED

and were at least 50 years of age as of October 1, 1996. Prior to this amendment, substantially all of Empire's employees were eligible for such benefits if they reached normal or early retirement age while still working for Empire. As a result of this amendment, the accumulated postretirement benefit obligation was reduced by approximately $7,602,000 which is being amortized over three years. Those benefits are provided through an insurance company whose premiums are based on the cost of benefits paid during the year.

The following table sets forth certain information relating to Empire's unfunded substantive plan for postretirement benefits (in thousands):

                                                1997       1996
Actuarial present value of accumulated
  postretirement benefit obligation:
    Retirees                                    $ (3,538)   $ (5,325)
    Fully eligible active plan participants         (544)     (1,742)
    Other active plan participants                  (647)       (450)
                                                  (4,729)     (7,517)

Unrecognized net (gain) from  past
  experience different from that assumed
  and effects of changes in assumptions           (4,938)     (5,213)
     ACCRUED POSTRETIREMENT BENEFITS COST       $ (9,667)   $(12,730)

For the years ended December 31, 1997, 1996 and 1995, net postretirement benefits cost included the following components (in thousands):

                                                  1997      1996      1995
Service cost--benefits earned during the period   $     23  $    309  $    234
Interest cost on projected benefit obligation          330       970       866
Amortization of curtailment gain                    (3,168)        -         -
Net amortization and deferral                          (19)        -         -

     PERIODIC POSTRETIREMENT BENEFITS (INCOME)
       COST                                       $ (2,834) $  1,279  $  1,100

In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit (income) cost is 30% of the amounts reflected above and is included in other liabilities. In determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996, Empire utilized discount rates of 7.0% and 7.5%, respectively.
The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 9% for 1997 declining to an ultimate rate of 6% by 2000. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation


					-F21-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK OPTIONS--CONTINUED

as of December 31, 1997 and 1996 would have increased by approximately $155,000 and $338,000, respectively, before the effects of the pooling agreement. The effect of a 1% change in the estimated aggregate of service and interest cost for 1997, 1996 and 1995 would be immaterial.

In 1987, Empire established a Supplemental Retirement Plan ("SERP") for certain senior officers. Under the SERP, Empire makes contributions to a trust account for the benefit of eligible senior officers. Eligible officers will receive benefits determined in accordance with the formulas and other provisions of the SERP agreement based on prior salary. Empire expensed $1,073,000 during 1996 and had income of $697,000 in 1995 due to a reduction in accruals. Pursuant to the pooling agreement the Company is obligated to contribute 30% of the payments made under the SERP.

In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the Pension Plan, of the officer's highest five year average compensation (not to exceed $320,000) at retirement and the current maximum compensation limit of $160,000. The SCRP is an unfunded plan. During 1995, Empire had income of $274,000 due to an accrual reduction and, during 1997 and 1996, expensed $17,000 and $90,000, respectively. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.

Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. In 1995, Empire matched 65% of each participant's deferral contribution up to a maximum matching contribution of $650. A participant may also contribute, from after-tax dollars, an amount, not to exceed 10% of annual compensation. Effective July 1996, the Savings Plan was amended to allow Empire matching contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. Empire's contributions to the Savings Plan were $438,000, $524,000 and $435,000 in 1997, 1996 and 1995, respectively. Under the pooling arrangement, the Company is obligated to provide 30% of Empire's contributions under the Savings Plan.


-F22-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 10--PENSION PLAN, POSTRETIREMENT BENEFITS AND STOCK OPTIONS--CONTINUED

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

NOTE 11--LEASES

The Group's executive and administrative offices are located on six floors of a ten-story office building at 122 Fifth Avenue, New York, New York 10011 and some additional space in the surrounding area, under leases each of which expire on September 30, 1998.

The Group has entered into a twenty year lease agreement, in an office building in Brooklyn, New York, in which Leucadia has an equity interest, and will relocate its executive and administrative offices in September 1998. The Group received certain incentives from both the City and State of New York in connection with this lease which will be recognized over the term of the lease.

Empire has guaranteed the payment of lease rent by its wholly owned subsidiary Gould Dente Agency ("Gould"). Gould will also relocate its offices to the new office buildings with Empire. In accordance with the guarantee, in 1997 Empire has established a $2.3 million liability for lease abandonment costs. Under the pooling agreement, the Company is obligated to pay 30% of this cost.

Future minimum rentals, which exclude escalation amounts, on non-cancelable leases in the aggregate for each of the next five years and thereafter are as follows (in thousands):


           1998   $  2,361
           1999      4,906
           2000      4,906
           2001      4,906
           2002      4,906
     Thereafter    102,064

          Total   $124,049

Rental expense for the Group for the years 1997, 1996 and 1995 was $3.3 million, $3.2 million and $2.8 million, respectively. The Company is obligated to pay 30% of these rental charges in accordance with the pooling agreement.


					-F23-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

NOTE 12--BUSINESS SEGMENTS

Allcity operates in three business segments--automobile lines, commercial lines and miscellaneous and personal lines. Results by business segment for each of the three years ended December 31, 1997 are summarized as follows (in thousands):


                                               Premiums  Underwriting
                                               Earned    Gain (Loss)

1997
Automobile lines                               $ 50,677  $ (8,015)
Commercial lines                                 23,289    (7,842)
Miscellaneous and personal lines                  6,925       268
     TOTAL FROM UNDERWRITING                   $ 80,891   (15,589)

Net investment income, net securities losses,
  other income and interest on surplus note                15,442
     (LOSS) BEFORE FEDERAL INCOME TAXES                  $   (147)

1996
Automobile lines                               $ 63,558  $ (10,822)
Commercial lines                                 27,714     (2,998)
Miscellaneous and personal lines                  4,801        266
     TOTAL FROM UNDERWRITING                   $ 96,073    (13,554)

Net investment income, net securities gains,
  other income and interest on surplus note                 17,518
     INCOME BEFORE FEDERAL INCOME TAXES                  $   3,964

1995
Automobile lines                               $ 61,261  $  (9,965)
Commercial lines                                 29,535     (5,147)
Miscellaneous and personal lines                  3,455        560
     TOTAL FROM UNDERWRITING                   $ 94,251    (14,552)

Net investment income, net securities losses,
  other income and interest on surplus note                 15,345
     INCOME BEFORE FEDERAL INCOME TAXES                  $     793


Direct investment portfolios are not maintained for each segment and, accordingly, allocation of assets to each segment is not performed.

Five general agents, one of which is an Empire subsidiary, produced approximately 28%, 23%, and 21% of Allcity's premiums for the years ended December 31, 1997, 1996 and 1995, respectively. All of Allcity's business is conducted in the State of New York.


					-F24-

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY

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

NOTE 15 -- RELATED PARTIES

See Notes 1, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.


NOTE 16--SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for 1997, 1996 and 1995 (in thousands, except per share amounts):

                                                           1997
                                            1st       2nd       3rd       4th
Total revenues                              $ 28,108  $ 26,560  $ 25,826  $ 22,130
Net income /(loss)                               856      (162)       49      (826)
Basic Earnings/(Loss) per share                 0.12     (0.02)     0.01     (0.12)

                                                           1996
                                            1st       2nd       3rd       4th
Total revenues                              $ 30,884  $ 30,714  $ 30,600  $ 28,592
Net income                                       556       497       780       801
Basic Earnings per share                        0.08      0.07      0.11      0.11

                                                           1995
                                            1st       2nd       3rd       4th
Total revenues                              $ 28,273  $ 30,091  $ 29,852  $ 29,676
Net income/(loss)                                698       590       299    (1,024)
Basic Earnings/(Loss) per share                 0.10      0.08      0.04     (0.14)


					-F25-

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF DOLLARS)

      COL. A         COL. B     COL. C   COL. D   COL. E   COL. F   COL. G        COL. H         COL. I   COL. J   COL. K    COL. L
                              Reserves                                                          Amortiz-
                              for Unpaid                                    Claims and Claim    tion of                    Paid
                    Deferred  Claims    Discount                   Net      Adjustment Expenses Deferred Other             Claims
                    Policy    and Claim if any                     Invest-  Incurred Related to Policy   Operat-           and Claim
                    Acquisi-  Adjust-   Deducted                   ment     (1)       (2)       Acquisi- ing Exp-          Adjust-
                    tion      ment Exp- in Col.  Unearned Earned   Income   Current   Prior     tion     enses    Premiums ment Exp-
       Segment      Costs     enses     C (a)    Premiums Premiums (b)      Year      Years     Costs    (b)      Written  enses

Year Ended 12/31/97:
Automobile Lines    $   3,339 $ 205,353 $      0 $ 46,780 $ 50,677 $  8,881 $  53,995 $     191 $  8,371 $ (3,864)$ 44,484 $  54,649
Commercial Lines        2,577   203,383      123   35,827   23,289    6,072    15,907     7,482    5,118    2,619   22,107    22,580
Miscellaneous and
  Personal Lines        1,163     8,790        0    8,200    6,925      741     3,839       631    1,756      435    8,438     3,050
                    $   7,079 $ 417,526 $    123 $ 90,807 $ 80,891 $ 15,694 $  73,741 $   8,304 $ 15,245 $   (810)$ 75,029 $  80,279

Year Ended 12/31/96:
Automobile Lines    $   4,318 $ 206,706 $      0 $ 66,050 $ 63,558 $  9,561 $  58,256 $   6,443 $  9,854 $   (180)$ 60,162 $  62,446
Commercial Lines        2,654   194,000      104   39,090   27,714    6,370    19,251     1,434    5,293    4,742   25,243    22,483
Miscellaneous and
  Personal Lines          735     5,381        0    6,517    4,801      427     2,709       257    1,057      511    5,606     2,645
                    $   7,707 $ 406,087 $    104 $111,657 $ 96,073 $ 16,358 $  80,216 $   8,134 $ 16,204 $  5,073 $ 91,011 $  87,574


Year Ended 12/31/95:
Automobile Lines    $   5,057 $ 199,550 $      0 $ 74,194 $ 61,261 $  8,875 $  56,931 $  13,656 $ 11,016 $ (3,045)$ 62,485 $  57,891
Commercial Lines        3,042   195,098       75   46,402   29,535    6,137    21,399    (3,183)    6,530   2,589   28,821    10,174
Miscellaneous and
  Personal Lines          479     5,231        0    5,346    3,455      346     1,731      (207)     803      583    4,029     1,467
                    $   8,578 $ 399,879 $     75 $125,942 $ 94,251 $ 15,358 $  80,061 $  10,266 $ 18,349 $    127 $ 95,335 $  69,532

  (a) Liabilities for losses for certain long-term disability payments under workers' compensation insurance are discounted at a maximum 6%.
      The liabilities discounted are deemed insignificant and do not have a material effect on reported income.

  (b) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied. Other Operating Expenses are reflected net of service fee income.

* Information required by Schedule III - Supplementary Insurance Information has been incorporated within this schedule.

					-F26-