Form 10-Q
period 1998-03-31
ALLCITY INSURANCE CO /NY/
filed 1998-05-15
CIK 3642

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.   20549



[ X ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		             SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended March 31, 1998

                                          OR

[    ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			       SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 1-7411

                         				ALLCITY INSURANCE COMPANY
	            (Exact name of Registrant as specified in its charter)

	  New York                                   				    13-2530665
(State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or organization)                     Identification No.)

122 Fifth Avenue, New York, New York                             10011
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (212) 387-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to Yes  [X]	No  [  ]

On May 7, 1998, there were  7,078,625 shares of Common Stock outstanding.

                          ALLCITY INSURANCE COMPANY

                                    INDEX



PART I		Financial Information                                       PAGE

Item 1.		Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997... 1

 Consolidated Statements of Income  -  Three months ended March
   31, 1998 and March 31, 1997....................................... 2

 Consolidated Statements of Cash Flows  -  Three months ended
   March 31, 1998 and March 31, 1997................................. 3

 Consolidated Statements of Changes in Shareholders' Equity  -
   Three  months ended March 31, 1998 and March 31, 1997............. 4

 Notes to Interim Consolidated Financial Statements................ 5-6

 Item 2. Management's Discussion and Analysis of Financial
   Condition and Interim Results of Operations..................... 7-9

 PART II	Other Information

Item 5.  Other Information.......................................... 10

Item 6.  Exhibits and Reports on Form 8-K........................... 10

Signature Page...................................................... 11

CONSOLIDATED BALANCE SHEETS  (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and par value amounts)
                                                        								   March 31,	    December 31,
	                                                        							   1998          1997
								                                                           (Unaudited)
ASSETS
	Investments:
		Available for sale at fair value (amortized cost
    of  $222,161 in 1998 and $268,091 in 1997)                     $223,231      $269,055
	   Held to maturity at amortized cost (fair value of $498
	   in 1998 and $497 in 1997)                               				        485           485
	   Short-term 		                                                    32,872         1,749
	   Equity securities available for sale                                447           447
				           TOTAL INVESTMENTS                               	    257,035       271,736

	Cash	                                             					              7,892         2,863
	Agents' balances, less allowance for doubtful accounts
  ($1,531 in 1998 and $1,561 in 1997)                                16,868        13,109
	Accrued investment income                                            3,196         2,942
	Reinsurance balances receivable                                    272,549       273,280
	Prepaid reinsurance premiums                                        51,806        55,074
	Deferred policy acquisition costs                                    7,388         7,079
	Deferred income taxes					                                          11,264        11,462
	Other assets 					                                                   3,506         2,704
				         TOTAL ASSETS                                          $631,504      $640,249

LIABILITIES
	Unpaid losses	                              	 	                   $358,703      $361,341
	Unpaid loss adjustments expenses 		                                 55,007        56,185
	Unearned premiums					                                              90,146        90,807
	Drafts payable				  	                                                5,584         4,983
	Due to affiliates				                                               11,225        14,427
	Unearned service fee income				                                      4,402         4,539
	Reserve for service carrier claim expenses 		                        3,339         3,701
	Reinsurance balances payable			                                      3,111         4,825
 Other liabilities          	                                         6,819         6,567
	Surplus note					                                                   14,825        14,710
				     TOTAL LIABILITIES                                          553,161       562,085

SHAREHOLDERS' EQUITY
	Common stock, $1.00 par value;  7,368,420
		Shares authorized;  7,078,625 shares issued and
		outstanding in 1998 and 1997  	                               	     7,079         7,079
	Additional paid-in capital				                                       9,331         9,331
	Accumulated other comprehensive income
		net of deferred taxes of $ 531 and $494 in 1998
		and 1997,  respectively                                               986           917
	Retained earnings 		                                                60,947        60,837
				  TOTAL SHAREHOLDERS' EQUITY                                     78,343        78,164
		  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $631,504      $640,249

See Notes to Interim Consolidated Financial Statements.

                                          - 1 -

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)

						  		                                                          Three months Ended
					  		                                                           March 31,
                                                        								    1998      1997
REVENUES
	Net earned premiums	                         		                    $18,844   $22,222
 Net investment income        				                                    3,862     3,863
	Service fee income 					                                             1,061     1,895
	Net securities gains 					                                             242        17
 Other income                      	 	  		                              159       111
								                                                             24,168    28,108

LOSSES AND EXPENSES
	Losses                                               						   	     15,685    17,124
	Loss adjustment expenses		                                           2,417     2,825
	Other underwriting expenses less deferrals
    of $3,989 in 1998 and $4,312 in 1997              		              2,101     2,757
	Amortization of deferred policy acquisition costs                    3,680     3,936
	Interest on surplus note                                               116       149
								                                                             23,999    26,791

INCOME BEFORE FEDERAL INCOME TAXES                          				        169     1,317

FEDERAL INCOME TAXES
	Current tax (benefit)/tax expense            	                        (102)      435
	Deferred tax expense					                                              161        26
						                                                                   59       461
				NET INCOME    	                                                 $   110   $   856





Per share data, based on 7,078,625 average shares outstanding in 1998 and 1997:

				BASIC EARNINGS PER SHARE                                       $   0.02   $  0.12




See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)

								                                                                Three months Ended
	   			    	                                                            March 31,
                                                 							                1998   	   1997
NET CASH FLOWS FROM OPERATING ACTIVITIES

	Net income                                               						        $   110     $   856
	Adjustments to reconcile net income to net
		cash (used for)  operations:
   Provision for deferred tax  expense                                      161          26
		 Amortization  of deferred policy acquisition costs                     3,680       3,936
		 Provision for doubtful accounts 		                                       (30)         37
		 Net securities gains				                                                (242)        (17)
   Policy acquisition costs incurred and deferred                        (3,989)     (4,312)
		Net change in:
   Agents' balances                         	  	                         (3,729)     (2,478)
		 Reinsurance balances receivable                                          731      (1,946)
		 Prepaid reinsurance premiums		                                         3,268       1,497
		 Unpaid losses and loss adjustment expenses                            (3,816)        282
		 Unearned premiums					                                                  (661)      1,633
	  Drafts payable 						                                                    601        (712)
		 Due to affiliates 				                                              	 (3,202)    (11,225)
		 Unearned services fees				                                              (137)        655
		 Reserve for servicing carrier claim expense	                            (362)       (301)
		 Reinsurance balances payable			                                       (1,714)     (1,675)
		 Other					                                                              (631)     (1,215)
			NET CASH USED FOR OPERATING ACTIVITIES                                (9,962)    (14,959)

NET CASH FLOWS FROM INVESTING ACTIVITIES
	Available for sale:
	Acquisition of fixed maturities                                        (10,677)    (27,433)
	Proceeds from sale of fixed maturities                                  52,084      29,554
	Proceeds from maturities of fixed maturities                             4,707       1,006
	Net change in short-term investments                                   (31,123)     12,864
			NET CASH PROVIDED BY INVESTING ACTIVITIES                             14,991      15,991

		  NET INCREASE IN CASH                                                  5,029       1,032

    Cash, at beginning of period                                          2,863       2,232
				Cash, at the end of period                                         $  7,892    $  3,264






See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)

 	                                                              Accumulated
	               	                       Common                  Other
	                                       Share       Additional  Comprehensive
				                                    $1 Par  	   Paid-in     Income/       Retained
	                                       Value       Capital     (Loss)        Earnings   Total

Balance, January 1, 1997               $  7,079    $  9,331    $ (1,672)     $ 60,920    $ 75,658

Comprehensive income:
   Net income                                                                     856         856
   Other Comprehensive income:
     Net change in unrealized
     (loss) on investments
     (net of deferred benefit of $723)        		                 (1,342)                   (1,342)
   Less: reclassification of net
      securities gains included in
      net income (net of tax $6)                                    (11)                      (11)

Total Comprehensive income	            	      -	          -      (1,353)          856        (497)

Balance, March 31, 1997	               $  7,079    $  9,331    $ (3,025)     $ 61,776    $ 75,161



Balance, January 1, 1998               $  7,079    $  9,331    $    917      $ 60,837    $ 78,164

Comprehensive income:
   Net income                                                                     110         110
   Other Comprehensive income:
     Net change in unrealized
     gain on investments
     (net of deferred tax of $122)              		                  226                       226
   Less: reclassification of net
      securities gains included in
      net income (net of tax $85)                                  (157)                     (157)

Total Comprehensive income            		      -	          -          69           110         179

Balance, March 31, 1998                $  7,079    $  9,331    $    986      $ 60,947    $ 78,343



See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.	The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1997 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1997 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2.	Certain amounts for prior periods have been reclassified to conform with the 1998 presentation.

3.	As of January 1, 1998, the Company adopted Statement of Financial
Accounting Standards No. 130,  "Comprehensive Income" ("SFAS No.
130"), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenue, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income excludes
net investment gains.   The new standard requires additional disclosures
in the consolidated financial statements and does not affect the Company's financial position or results of operations.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial
statements and interim financial reports issued to shareholders.   SFAS
No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified three
reportable segments based on products and services   1)  automobile
lines; 2) commercial lines; and 3) miscellaneous and personal lines. The financial position and operating results of the Company are not expected to be materially affected by this statement.

	In January, 1998, the Accounting Standards Ececutive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"), which is effective for fiscal years beginning after December 31,  1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to
measure that liability.   The Company is currently evaluating the impact
to its financial statements for the adoption of  SOP 97-3.

	Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") was issued in February, 1998 and revises current disclosure
requirements for employers' pensions and other retiree benefits.   SFAS
No. 132 will have no effect on the financial position or results of
operations of the Company.   SFAS No. 132 is effective for financial
statements as of and for the period ended  December 31,  1998.

Item 2:
Management's Discussion and Analysis of Financial Condition and Interim Results of Operations

	The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations' included in the Company's 1997 10-K.

LIQUIDITY AND CAPITAL RESOURCES

	During each of the three month periods ended March 31, 1998 and 1997 the Company operated profitably although current year net income is
significantly less than in 1997.    In 1998 and 1997, the Company
experienced negative cash flow from operations principally due to decreased premium writings and increased loss and loss adjustment expense payments as a result of a program to reduce pending claims. Cash required to fund operations was principally provided from the maturity of investments available for sale and short-term investments.

	At March 31, 1998 and 1997, the yield on the Company's fixed maturities portfolio was 6.0% for both periods with an average maturity
of   2.5 years and 2.7 years, respectively.   At March 31, 1998,  a
significant portion of the Company's  investment portfolio is invested in
U. S. Government and its agencies and other investment grade corporate and industrial investment issues.

	The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

	Net earned premium revenues were $18.8 million and $22.2 million for the three month periods ended March 31, 1998 and 1997, respectively.
The decrease of $3.4 million, or 15% in earned premiums, principally relates to the depopulation of the assigned risk automobile pools and a reduction in certain commercial lines of business, principally voluntary commercial automobile and workers' compensation, due to tighter underwriting standards, reunderwriting, and increased competition.
	The net income of the Company decreased compared to the three months ended March 31, 1997 primarily due to reserve strengthening for prior accident years and recording current accident year losses at higher
ratios.   Also affecting current period net income was lower service fee
income.   These items were partially offset by lower underwriting
expenses which was driven by lower  premium volume.

	Service fee income for the first quarter 1998 was $0.8 million, or
44%, less than the first quarter 1997.   The decrease is largely the
result of reductions in earned fees due to lower premium volumes serviced in the assigned risk pools related to increased competition ($0.7 million). As more fully described in the Company's 1997 10-K, beginning in 1997, the Company has received diminishing amounts of servicing fees for providing administrative and claims services for the
New York Public Automobile Pool ("NYPAP").   Effective February 28,
1998, the Company ceased serving as a servicing carrier for the NYPAP. 1998 results reflect lower net service fee income from the NYPAP of $ 0.1 million which is due to lower volume and the Company's aforementioned cessation as a servicing carrier.

	Net investment income was comparable in the three month periods ended March 31, 1998 and 1997. Although average balances in 1998 were slightly lower than in 1997, net investment income remained unchanged as a slightly greater portion of the Company's assets were invested in higher yielding long term securities thereby mitigating the impact of lower balances.

	Losses incurred for the first quarter 1998 were $1.4 million, or 8%, less than the first quarter 1997 generally as a result of the reduced
volume of business.   Losses incurred reflect additional reserve
strengthening of $0.9 million for prior accident years in the private passenger automobile, commercial assigned risk and workers' compensation lines of business, which resulted from continued unfavorable claims
development.   In addition,  higher estimated loss ratios have been
used for the current accident year, primarily in the private passenger automobile line due to increased claim frequency.

	Loss adjustment expenses for the first quarter 1998 were $0.4 million, or 14%, less than the first quarter 1997. The decrease is mainly attributable to the decrease in volume.

	The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the first quarter 1998 was $0.9 million, or 14%, lower than the first quarter 1997. This decrease is the result of lower underwriting costs related to the reduction in earned premium revenue in the first quarter of 1998.

                          Part II  -  Other Information

Item 5.	Other Information
	During the quarter, Mr. Richard G. Petitt, a Director, Chairman of the Board, President and Chief Executive Officer of the Company, announced his
retirement.    Mr.  Petitt will  resign his positions as Chaiman of the Board,
President and Chief Executive Officer of the Company  on or about October 1,
1998  and has agreed to continue his employment until the Company finds his
replacement.   Mr. Petitt  will continue to remain as an active Director on the Board of the Company  subsequent to his retirement.

Item 6.	Exhibits and Reports on Form 8-K

		a)	Exhibits
			The following exhibit is filed herewith:
			 Exhibit Number	Description of Document
			 Ex - 27*		Financial Data Schedule


		b)	Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                               SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                			        ALLCITY INSURANCE COMPANY
				                       Registrant





Date:   May 13, 1998	     	By:   Francis M. Colalucci

 	                			      Francis M. Colalucci
				                       Senior Vice President, CFO and Treasurer
				                       (Principal Financial and Accounting
                           Officer)