Form 10-Q
period 1998-06-30
ALLCITY INSURANCE CO /NY/
filed 1998-08-14
CIK 3642

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.   20549



[ X ]	           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              				      SECURITIES EXCHANGE ACT OF 1934

           				  For the Quarterly Period Ended June 30, 1998

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

On August 10, 1998, there were 7,078,625 shares of Common Stock outstanding.

ALLCITY INSURANCE COMPANY

INDEX


PART I	Financial Information                                          PAGE

Item 1.	Interim Consolidated Financial Statements (Unaudited)

	 Consolidated Balance Sheets - June 30, 1998 and December 31, 1997 . . 1

	 Consolidated Statements of Operations - Six months ended
  June 30, 1998 and June 30, 1997 and three months ended
  June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . . . . . . 2-3

  Consolidated Statements of Cash Flows  - Six months ended
  June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Changes in Shareholders' Equity  - Six
  months ended June 30, 1998 and June 30, 1997 . . . . . . . . . . . .  5

  Notes to Interim Consolidated Financial Statements . . . . . . . .  6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Interim Results of Operations . . . . . . . . . . .  . . .  8-10

PART II	Other Information

Item 5.	Other Information  . . . . . . . . . . . . . . . . . . . .	. . 11

Item 6.	Exhibits and Reports on Form 8-K .  . . . . . . . . . . . . .  11

Signatures Page  . . . . . . . . . . . . . . . . . . . . . . . . .	. . 12

CONSOLIDATED BALANCE SHEETS (Unaudited)

ALLCITY INSURANCE COMPANY
(In thousands, except share and par value amounts)
                                                      June 30,   December 31,
                                                        1998        1997
                                                    (Unaudited)

Assets
 Investments:
      Available for sale at fair value (amortized
      cost of $218,249 in 1998 and $268,091 in 1997)  $220,194        $269,055
      Held to maturity at amortized cost (fair
      value of  $505 in 1998 and $497 in 1997)             485             485
      Short-term (at cost)                               9,071           1,749
      Equity securities available for sale                 447             447
      Other invested assets                             30,553               -
                        TOTAL INVESTMENTS              260,750         271,736

      Cash                                               8,016           2,863
      Agents' balances, less allowance for doubtful
      accounts($1,506 in 1998 and $1,561 in 1997)       15,080          13,109
      Accrued investment income                          2,959           2,942
      Reinsurance balances receivable                  280,885         273,280
      Prepaid reinsurance premiums                      49,323          55,074
      Deferred policy acquisition costs                  6,944           7,079
      Deferred income taxes                             11,141          11,462
      Other assets                                       3,508           2,704
                        TOTAL ASSETS                  $638,606        $640,249

LIABILITIES
      Unpaid losses                                  $ 368,916        $361,341
      Unpaid loss adjustments expenses                  52,694          56,185
      Unearned premiums                                 84,877          90,807
      Drafts payable                                     4,100           4,983
      Due to affiliates                                 19,311          14,427
      Unearned service fee income                        3,986           4,539
      Reserve for service carrier claim expenses         2,790           3,701
      Reinsurance balances payable                       2,843           4,825
      Other liabilities                                  6,021           6,567
      Surplus note                                      15,007          14,710
                        TOTAL LIABILITIES              560,545         562,085

SHAREHOLDERS' EQUITY
      Common stock, par value $1.00;  7,368,420
      Shares authorized;  7,078,625 shares issued and
      outstanding in 1998 and 1997                       7,079           7,079
      Additional paid-in capital                         9,331           9,331
      Accumulated other comprehensive income net of
      Deferred taxes of  $837 and $494 in 1998 and
      1997, Respectively                                 1,555             917
      Retained earnings                                 60,096          60,837
                        TOTAL SHAREHOLDERS' EQUITY      78,061          78,164
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $638,606        $640,249

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

ALLCITY INSURANCE COMPANY
(In thousands, except share and per share amounts)
                                                           Six Months Ended
                                                               June  30,
                                                         1998            1997

REVENUES
Net earned premiums                                    $36,158         $43,042
Net investment income                                    7,687           7,726
Service fee income                                       1,721           3,777
Net securities gains and (losses)                          324            (136)
Other income                                               307             259
                                                        46,197          54,668


LOSSES AND EXPENSES
Losses                                                  32,327          35,276
Loss adjustment expenses                                 3,881           5,205
Other underwriting expenses less deferrals of
$6,857 in 1998 and $7,836 in 1997                        3,839           5,230
Amortization of deferred policy acquisition costs        6,992           7,592
Interest on surplus note                                   298             298
                                                        47,337          53,601

(LOSS)/INCOME BEFORE FEDERAL INCOME TAXES               (1,140)          1,067

FEDERAL INCOME TAXES
Current tax (benefit)/tax expense                         (377)            395
Deferred (benefit)                                         (22)            (22)
                                                          (399)            373

                                 NET (LOSS)/INCOME  $     (741)       $    694




Per share data, based on 7,078,625 average shares outstanding in 1998 and 1997:

BASIC (LOSS)/EARNINGS PER SHARE                     $    (0.10)       $   0.10






See Notes to Interim Consolidated Financial Statements.

                                              - 2 -

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

ALLCITY INSURANCE COMPANY
(In thousands, except share and per share amounts)

                                                          Three Months Ended
                                                               June  30,
                                                         1998            1997

REVENUES
Net earned premiums                                    $17,314         $20,820
Net investment income                                    3,825           3,863
Service fee income                                         660           1,882
Net securities gains and (losses)                           82            (153)
Other income                                               148             148
                                                        22,029          26,560

LOSSES AND EXPENSES
Losses                                                  16,642          18,152
Loss adjustment expenses                                 1,464           2,380
Other underwriting expenses less deferrals of
$2,868 in 1998 and $3,524 in 1997                        1,738           2,473
Amortization of deferred policy acquisition costs        3,312           3,656
Interest on surplus note                                   182             149
                                                        23,338          26,810

LOSS BEFORE FEDERAL INCOME TAXES                        (1,309)           (250)

FEDERAL INCOME TAXES
Current tax (benefits)                                    (275)            (40)
Deferred (benefit)                                        (183)            (48)
                                                          (458)            (88)

                                           NET LOSS    $  (851)        $  (162)




Per share data, based on 7,078,625 average shares outstanding in 1998 and 1997:

                             BASIC (LOSS) PER SHARE   $  (0.12)        $ (0.02)


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY
(In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                        1998            1997

NET CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $    (741)      $     694
Adjustments to reconcile net income to net
   cash used for operations:
   Provision for deferred tax benefits                   (22)            (22)
   Amortization deferred policy acquisition costs      6,992           7,592
   Provision for doubtful accounts                       (55)            135
   Net securities (gains)/losses                        (324)            136
   Policy acquisition costs incurred and deferred     (6,857)         (7,836)
   Net change in:
   Agents' balances                                   (1,916)         (1,592)
   Reinsurance balances receivable                    (7,605)         (1,558)
   Prepaid reinsurance premiums                        5,751           4,326
   Unpaid losses and loss adjustment expenses          4,084          (1,050)
   Unearned premiums                                  (5,930)         (2,996)
   Drafts payable                                       (883)           (846)
   Due to affiliates                                   4,884           4,479
   Unearned services fees                               (553)            519
   Reserve for servicing carrier claim expense          (911)         (1,298)
   Reinsurance balances payable                       (1,982)         (1,789)
   Other                                                (836)            170
          NET CASH USED FOR OPERATING ACTIVITIE       (6,904)           (936)


NET CASH FLOWS FROM INVESTING ACTIVITIES
  Available for sale:
    Acquisition of fixed maturities                  (85,674)        (68,354)
    Acquisition of other invested assets             (30,553)            -
    Proceeds from sales of fixed maturities          125,771          52,118
    Proceeds from maturities of fixed maturities       9,835           1,732
 Net change in short-term investments                 (7,322)         14,519

        NET CASH PROVIDED BY INVESTING ACTIVITIES     12,057              15

                  NET INCREASE (DECREASE) IN CASH      5,153            (921)

                      Cash at beginning of period      2,863           2,232

                        Cash at the end of period  $   8,016       $   1,311

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY
(In thousands, except share and par value amounts)

                          Common             Accumulated
                          Shares Additional     Other
                          $1 Par   Paid-in  Comprehensive  Retained
                           Value   Capital  Income/(Loss)  Earnings      Total

Balance, January 1,1997   $7,079    $9,331    $(1,672)      $60,920    $75,658

Comprehensive income:
 Net income                                                     694        694
 Other Comprehensive
 income:
 Net change in unrealized                         181                      181
(loss)on investments(net
 of deferred tax of $96)
 Less:  reclassification
 of net Securities
 losses included in net
 income(net of tax
 benefit of $48)                                   88                       88

Balance, June 30, 1997    $7,079    $9,331    $(1,403)      $61,614    $76,621

Balance, January 1, 1998  $7,079    $9,331    $   917	      $60,837    $78,164

Comprehensive income:
 Net income                                                    (741)      (741)
  Other Comprehensive
  income:
  Net change in unrealized                        849                      849
  gain on investments
 (net of deferred tax of
  $457)
  Less:reclassification
  of net Securities gains
  included in net income
  (net of tax of $113)                           (211)                    (211)

Balance, June 30, 1998   $ 7,079    $9,331    $ 1,555	      $60,096    $78,061




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

	As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In connection with the adoption of SFAS No. 131, the Company has identified three reportable segments based on products and services: 1) automobile lines; 2) commercial lines; and 3) miscellaneous and personal lines. The financial position and operating results of the Company are not expected to be materially affected by this statement.

	In January, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"), which is effective for fiscal years beginning after December 31, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. The Company is currently evaluating the impact to its financial statements for the adoption of SOP 97-3.

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

	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June, 1998 and requires that all derivative financial instruments be recognized
as either assets or liabilities in the statement of financial position.   SFAS
No. 133 will be effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of the first quarter of the fiscal
year.    The Company is currently evaluating the impact to its financial statements.

Item 2:
Management's Discussion and Analysis of Financial Condition and Interim Results of Operations

	The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 10-K.

LIQUIDITY AND CAPITAL RESOURCES

	For the six month periods ended June 30, 1998 and 1997,   the Company
experienced negative cash flow from operating activities principally due to decreased premium writings from tighter underwriting standards, re-underwriting and competition, a decline in the number of contracts under which the Company acquires assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools, and increased loss adjustment expense payments as a result of a program to reduce pending claims. Cash required to fund operations was principally provided from the maturity of investments available for sale and short-term investments.

	The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

	At June 30, 1998 and 1997, the yield on the Company's fixed maturities portfolio was 5.89% and 5.88%, respectively, with an average maturity of 3.4 years and 3.3 years, respectively. At June 30, 1998 and 1997, 92% and 99%, respectively, of the Company's investment portfolio was invested in U.S. Government and its agencies and other investment grade corporate and industrial investment issues.

RESULTS OF OPERATIONS - Six and three month periods ended June 30, 1998 compared to the six and three month periods ended June 30, 1997.

	Net earned premium revenues were $36.2 million and $43.0 million for the six month periods ended June 30, 1998 and 1997, respectively, and $17.3 million and $20.8 million for the three month periods ended June 30, 1998 and 1997,
respectively.   The decreases of $6.8 million (16%) and $3.5 million (17%) in net earned premiums for the six and three month periods ended June 30, 1998, respectively, compared to similar periods ended June 30, 1997, principally relate to the Company's automobile lines which were adversely affected by competition in the assigned risk market resulting in a decline in the number of contracts under which the Company acquires such assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools, and a reduction in voluntary automobile lines due to tighter underwriting standards, re-underwriting and increased competition. Additionally, the Company's commercial lines, principally workers'
compensation and commercial package, were also affected by tighter underwriting standards, re-underwriting and increased competition. Additionally, earned premium revenues were reduced for the three month period ended June 30, 1998 by $0.3 million to record premiums due under retrospectively rated reinsurance
contracts written for 1995 and prior accident years.    The Company re-
estimated the premium due based upon its current estimate of loss ratios for 1995 and prior accident years.

	The net income of the Company decreased $1.4 million for the six months ended June 30, 1998 compared to the six month period ended June 30, 1997. The decline is principally due to the 1998 period reflecting higher levels of reserve strengthening for prior accident years ($1.7 million) and recording current accident year losses at higher ratios ($0.6 million). Also affecting the current period net income was lower service fee income due to a decrease in the number of assigned risk contracts acquired by the Company, pool depopulation, and lower New York Public Automobile Pool ("NYPAP") net service fee income due to lower volume and the Company's cessation as a servicing carrier for the NYPAP. These items were partially offset by lower underwriting expenses which were driven by lower premium volume and lower taxes due to the decline in taxable income.

	The net loss for the three month period ended June 30, 1998 was $0.7 million higher than the comparable period in 1997 principally due to higher levels of reserve strengthening for prior accident years ($0.8 million), recording current accident year losses at higher ratios ($0.3 million), and lower service fee income due to a decrease in the number of assigned risk contracts acquired by the Company, pool depopulation, and lower NYPAP net service fee income due to lower volume and the Company's cessation as a servicing carrier for the NYPAP. These items were partially offset by lower underwriting expenses which was driven by lower premium volume and lower taxes due to the decline in taxable income.

	Net investment income was comparable in each of the six and three month
periods ended June 30, 1998 and 1997.   Although average invested asset
balances in 1998 were slightly lower than the prior year, net investment income remained unchanged as a slightly greater portion of the Company's assets were invested in higher yielding asset classes thereby mitigating the impact of lower balances. The Company continues to maintain a high quality investment portfolio comprised primarily of publicly traded fixed income securities with a relatively short duration.

	Service fee income for the six months ended June 30, 1998 and 1997 was $1.7 million and $3.8 million, respectively. This represents a 54% decline from 1997 and is largely the result of reductions in earned fees due to a 37% decline in earned premium serviced in the assigned risk pools related to increased competition and depopulation. Additionally, as more fully described in the Company's 1997 10-K, beginning in 1997, the Company has received diminishing amounts of servicing fees for providing administrative and claims services for NYPAP. Effective February 28, 1998, the Company ceased serving as a servicing carrier for the NYPAP. 1998 results reflect lower net service fee income from the NYPAP of $0.3 million which is due to lower volume and the Company's aforementioned cessation as a servicing carrier.

	Service fee income for the three months ended June 30, 1998 and 1997 was $ 0.7 million and $1.9 million, respectively. The lower service fee income for the second quarter 1998 period relates to a 36% decline in earned premium serviced by the Company related to increased competition and depopulation, and the impact of ceasing to serve as a servicing carrier for NYPAP ($0.2 million).

	Losses incurred for the six months ended June 30, 1998 and 1997 were $32.3 million and $35.3 million, respectively, and $16.6 million and $18.2 million for the three months ended June 30, 1998 and 1997, respectively. The decline in losses incurred is generally the result of the reduced volume of business written. Losses incurred reflect $1.7 million and $0.8 million, respectively, for the six and three month periods ended June 30, 1998 compared to the same periods in 1997 for additional reserve strengthening for prior accident years in the private passenger automobile, commercial assigned risk, commercial package, and workers' compensation lines of business, which resulted from continued unfavorable claims development. Additionally, higher estimated loss ratios have been used for the current accident year, primarily in the private passenger automobile line, due to increased claim frequency. These higher ratios increased the losses $0.6 million and $0.3 million, respectively, for the six and three month periods ended June 30, 1998.

	Loss adjustment expenses incurred for the six months ended June 30, 1998 and 1997 were $3.9 million and $5.2 million, respectively, and $1.5 million and $2.4 million for the three months ended June 30, 1998 and 1997,
respectively.   The decreases were mainly attributable to the decrease in
premium revenues.

	The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the six and three month periods ended
June 30, 1998 were lower than the comparable periods ended June 30, 1997.   The
decreases in current year expenses of $2.0 million and $1.1 million for the six and three month periods ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997, was largely the result of lower operating
costs related to reduced premium revenues.   In addition, the second quarter of
1998, included a reduction of underwriting expenses for a previously recorded liability for lease abandonment costs of $0.3 million.

                            Part II  -  Other Information

Item 5.	Other Information

	During the first quarter, 1998 Mr. Richard G. Petitt, a Director, Chairman of the Board, President and Chief Executive Officer of the Company, announced his retirement. Mr. Petitt will resign his positions as Chairman of the Board, President and Chief Executive Officer of the Company on August 17, 1998. The Company has also appointed Mr. Robert V. Toppi as President and Chief Executive Officer of the Company effective August 17, 1998. Mr. Toppi has over 30 years experience in the property and casualty insurance business, including New York City, primarily with the Aetna Casualty and Surety Company ("Aetna"). His most recent position with Aetna was as a Resident Vice President of the Greater New York district which included the five boroughs. Mr. Toppi was also a member of the Board for the New York Property Insurance Underwriting Association and the New York Fire Underwriter's Association.


Item 6.	Exhibits and Reports on Form 8-K

            a) Exhibits
               The following exhibit is filed herewith:
               Exhibit Number	 Description of Document
                   27-27*      Financial Data Schedule

            b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended June 30, 1998.

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