Form 10-Q
period 1998-09-30
ALLCITY INSURANCE CO /NY/
filed 1998-11-13
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549
                              FORM 10-Q



[ X ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        				      SECURITIES EXCHANGE ACT OF 1934

    				  For the Quarterly Period Ended September 30, 1998

                         							OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
				               SECURITIES EXCHANGE ACT OF 1934

           					    Commission File Number 1-7411

                 					ALLCITY INSURANCE COMPANY
    				(Exact name of Registrant as specified in its charter)

      	  New York                   									        13-2530665
(State or other jurisdiction of	       						    	(I.R.S. Employer
incorporation or organization)							             Identification No.)

335 Adams Street, Brooklyn, New York             							   11201
(Address of principal executive offices)						           (Zip Code)

Registrant's telephone number, including area code:   (718) 422-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to
Yes  [X]    No  [ ]

On November  5, 1998, there were 7,078,625 shares of Common Stock outstanding.

                         ALLCITY INSURANCE COMPANY

                                   INDEX



PART I	Financial Information	                                     			PAGE

Item 1.	Interim Consolidated Financial Statements (Unaudited)

 Consolidated Balance Sheets - September 30, 1998 and December 31, 1997 . . 1

 Consolidated Statements of Operations - Nine months ended September 30,
 1998 and September 30, 1997  and three months ended September 30, 1998
 and September 30, 1997 . . . . .  . . . . . . . . . . . . . . . . . . . 	2-3

 Consolidated Statements of Cash Flows  - Nine months ended September 30,
 1998 and September 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . 4

 Consolidated Statements of Changes in Shareholders' Equity  - Nine
 months ended September 30, 1998 and September 30, 1997 . . . . . . . . . . 5

 Notes to Interim Consolidated Financial Statement	 . . . . . . . . . . . 6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
     			and Interim Results of Operations  . . . . . . . . . . . . . . . 8-11

PART II	Other Information

Item 5.	Other Information  . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

Signatures Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	 13

CONSOLIDATED BALANCE SHEETS (Unaudited)

ALLCITY INSURANCE COMPANY  AND SUBSIDIARY
(In thousands, except share and par value amounts)
                 									            		September 30,          December 31,
                            											     1998                   1997
                              											(Unaudited)
ASSETS
	Investments:
   Available for sale at fair value
   (amortized cost of $192,795 in
   1998 and $268,091 in 1997)	  						   	 $200,239            $269,055
   Held to maturity at amortized cost
   (fair value of  $540 in 1998 and
   $497 in 1997) 					            				          484	                485
   Short-term (at cost)			        					       9,613	              1,749
   Equity securities available for sale         447                 447
   Other invested assets                     31,310                   -
             					TOTAL INVESTMENTS   			   242,093	            271,736

	Cash		                        								       2,108        	      2,863
	Agents' balances, less allowance
 for doubtful accounts ($1,557 in 1998
 and $1,561 in 1997)               					     12,719              13,109
	Accrued investment income		      					       2,994	              2,942
	Reinsurance balances receivable	  						   284,636	            273,280
	Prepaid reinsurance premiums		    					     44,186 	            55,074
	Deferred policy acquisition costs				        6,329               7,079
	Deferred income taxes			         					       9,277         	    11,462
	Due from affiliates  								                3,708	                  -
	Other assets 			                						       3,921   	           2,704
             					TOTAL ASSETS			        	 $611,971           	$640,249

LIABILITIES
	Unpaid losses	                   								 $369,626	           $361,341
	Unpaid loss adjustments expenses							     52,101	             56,185
	Unearned premiums							    	               75,593	             90,807
	Drafts payable								  	                    3,937        	      4,983
	Due to affiliates									                       -  	           14,427
	Unearned service fee income							           2,416	              4,539
	Reserve for service carrier claim expenses   2,305               3,701
	Reinsurance balances payable			   				       3,551	              4,825
	Other liabilities            									       5,661	              6,567
	Surplus note		                  							     15,156	             14,710
            					TOTAL LIABILITIES	   	     530,346             562,085

SHAREHOLDERS' EQUITY
	Common stock, par value $1.00; 7,368,420
	shares authorized;  7,078,625 shares
 issued and outstanding in 1998 and 1997      7,079               7,079
	Additional paid-in capital								           9,331	              9,331
	Accumulated other comprehensive income
 net of deferred taxes of  $2,762 and $494
 in 1998 and 1997, respectively               5,129                 917
	Retained earnings 				             				     60,086	             60,837
            				TOTAL SHAREHOLDERS' EQUITY	  81,625              78,164
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $611,971	           $640,249

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)
                                                   Nine Months Ended
                                   										         September 30,
                                  											     1998           1997
REVENUES
	Net earned premiums 	   				               		    $52,403        $63,437
	Net investment income			   				                   11,765	        11,684
	Service fee income 	                  						       2,623     	    5,230
	Net securities gains and (losses)   						           955           (281)
	Other income								                                 449	           424
                                								   			     68,195      	  80,494

LOSSES AND EXPENSES
	Losses		                       					     		       46,720    	    53,055
	Loss adjustment expenses			   	     			            5,512	         7,388
	Other underwriting expenses less deferrals
 of $9,624 in 1998 and $11,526 in 1997     					    6,294     	    7,080
	Amortization of deferred policy acquisition costs 10,374         11,384
	Interest on surplus note		            					          446 	          446
                                      								     69,346      	  79,353

(LOSS)/INCOME BEFORE FEDERAL INCOME TAXES			       (1,151)	        1,141

FEDERAL INCOME TAXES
	Current (benefit)/ expense						          	         (317)	          476
	Deferred benefit	 			                 				           (83)	          (78)
	                                                    (400)           398

                          			NET (LOSS)/INCOME    $  (751)       $   743




Per share data, based on 7,078,625 average shares outstanding in 1998 and 1997:

           				BASIC (LOSS)/EARNINGS PER SHARE    $ (0.11)  	    $  0.10






See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)
                                 				   							    Three Months Ended
                                		   									        September  30,
                                  											     1998             1997
REVENUES
	Net earned premiums					  		                     $16,245         	$20,395
	Net investment income					                 		      4,078	           3,958
	Service fee income 							                           902	           1,453
	Net securities gains and (losses)  						            631	            (145)
	Other income								                                 142	             165
											                                        21,998	          25,826

LOSSES AND EXPENSES
	Losses									                                   14,393           17,779
	Loss adjustment expenses		    		  			              1,630	           2,182
	Other underwriting expenses less deferrals
 of $2,767 in 1998 and $3,690 in 1997 		  			       2,455	           1,850
	Amortization of deferred policy acquisition cost	  3,382            3,792
	Interest on surplus note		             					         149	             149
                                    											    22,009	          25,752

(LOSS)/INCOME BEFORE FEDERAL INCOME TAXES			          (11)              74

FEDERAL INCOME TAXES
	Current expense							                                60	              81
	Deferred benefit	 	                  						          (61)	            (56)
                                											            (1)	             25

                   								NET (LOSS)/INCOME	    $    (10)         $    49



Per share data, based on 7,078,625 average shares outstanding in 1998 and 1997:

           			BASIC (LOSS)/EARNING PER SHARE     $  (0.01)         $  0.01




See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                    												                    Nine Months Ended
	                    										              	 	       September 30,
   			    									                                 1998           1997

NET CASH FLOWS FROM OPERATING ACTIVITIES

	Net (loss)/income 	                  									     $   (751)     	$   743
	Adjustments to reconcile net (loss)/income to
 net cash used for operations:
	Provision for deferred tax benefits							              (83)          (78)
	Amortization of deferred policy acquisition costs	   10,374        11,384
	Provision for doubtful accounts 								                 (4)	         120
	Net securities (gains)/losses      								            (955)	         281
	Policy acquisition costs incurred and deferred						 (9,624)     	(11,526)
	Net change in:
		    Agents' balances 			                  						       394     	   1,104
		    Reinsurance balances receivable    		  		  			 (11,356)      (11,138)
		    Prepaid reinsurance premiums					 	          	  10,888	        8,446
		    Unpaid losses and loss adjustment expenses 		    4,201        10,393
		    Unearned premiums   						                 			 (15,214)	      (9,665)
		    Drafts payable					                     			     (1,046)       (1,179)
		    Due to/from affiliates 		               						 (18,135)	       3,943
		    Unearned services fees			               					   (2,123)   	     (172)
		    Reserve for servicing carrier claim expenses	   (1,396)       (1,543)
		    Reinsurance balances payable							             (1,274)	      (1,009)
		    Other										                                 (1,352)    	  (2,033)
			       NET CASH USED FOR OPERATING ACTIVITIES     (37,456) 	     (1,929)

NET CASH FLOWS FROM INVESTING ACTIVITIES
	Available for sale:
 	Acquisition of fixed maturities					           			 (98,543)     	(93,262)
	 Acquisition of other invested assets			       				 (31,310)	           -
	 Proceeds from sales of fixed maturities 					    		161,924	       75,759
	 Proceeds from maturities of fixed maturities					   12,494         3,487
	Net change in short-term investments							          (7,864)  	    14,825

   				NET CASH PROVIDED BY INVESTING ACTIVITIES  		  36,701 	         809

                   							  NET DECREASE IN CASH	       (755) 	     (1,120)

					                Cash at beginning of period       2,863	        2,232

       									       Cash at the end of period	  	$  2,108      	$ 1,112

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)

                  							 Common              Accumulated
                  							 Shares  Additional    Other
     	              				  $1 Par   Paid-in   Comprehensive Retained
                  					 	 Value    Capital   Income/(Loss) Earnings   Total
Balance, January 1, 1997 $7,079    $9,331       $(1,672)   $60,920   $75,658

Comprehensive income:
	Net income 							                            		              743       743
	Other Comprehensive
 income:
		Net change in
  unrealized (loss) on
  investments (net of
  deferred tax of $805)                 			       1,496                1,496
	Less: reclassification
  of net securities
  losses included in
  net income (net of
  tax benefit of $98)             	                 183                  183

Balance,
September 30, 1997	    		$7,079	   $9,331       $     7 	  $61,663 	 $78,080




Balance, January 1, 1998	$7,079	   $9,331       $   917    $60,837 	 $78,164

Comprehensive income:
 Net loss 										                                          (751)     (751)
 Other Comprehensive
 income:
  Net change in
  unrealized gain on
  investments (net of
  deferred tax of $2,602)	      				              4,833			             4,833
 Less: reclassification
  of net securities gains
  included in net income
		(net of tax of $334)                             (621) 	      	       (621)

Balance,
September 30, 1998			    $7,079    $9,331       $ 5,129    $60,086 	 $81,625




See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.	The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements
(including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended
December 31, 1997, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1997 Form 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1997 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

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

	As of January 1, 1998, the Company adopted Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related
Information" ("SFAS No. 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders.
SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.  In connection with the adoption of SFAS No. 131, the Company has identified three reportable segments based on products and services: 1) automobile lines; 2) commercial lines; and 3)
miscellaneous and personal lines.  The financial position and operating results of the Company are not expected to be materially affected by this statement.

	The following pronouncements are for future implementation:

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

	Statement of Financial Accounting Standards No. 133,"Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133") was issued in June, 1998 and requires that all derivative financial instruments be recognized as either
assets or liabilities in the statement of financial position.   SFAS No. 133
will be effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of the first quarter of the fiscal year.  The
Company is currently evaluating the impact to its financial statements.

Item 2:
Management's Discussion and Analysis of Financial Condition and Interim Results of Operations

	The following should be read in conjunction with "Management's Discussion and
Analysis of Financial Condition and Results of Operations" included in the
Company's 1997 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

	For the nine month periods ended September 30, 1998 and 1997, the Company experienced negative cash flow from operating activities principally due to the settlement of balances payable to Empire Insurance Company under the terms of the intercompany pooling agreement; decreased premium writings from tighter underwriting standards, re-underwriting and competition; and a decline in the number of assigned risk contracts under which the Company acquires assigned risk business from other insurance companies combined with a depopulation of the
related assigned risk pools.   Cash required to fund operations was principally
provided from the sale proceeds of investments available for sale.

	The Company maintains cash, short-term and readily marketable securities in an amount sufficient to satisfy its anticipated cash needs.  The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

	At September 30, 1998 and 1997, the yield on the Company's fixed maturities portfolio was  6.09% and 5.91%, respectively,  with an average maturity of  3.5 years for each period.  At September 30, 1998 and 1997,  92% and 99%, respectively, of the Company's investment portfolio was invested in U.S.
Government and its agencies and other investment grade corporate and industrial investment issues.

RESULTS OF OPERATIONS - Nine and three month periods ended September 30, 1998 compared to the nine and three month periods ended September 30, 1997.

	Net earned premium revenues were $52.4 million and $63.4 million for the nine month periods ended September 30, 1998 and 1997, respectively, and $16.2 million and $20.4 million for the three month periods ended September 30, 1998 and 1997, respectively.  The decreases of $11.0 million (17%) and $4.2 million
(21%) in net earned premiums for the nine and three month periods ended
September 30, 1998, respectively, compared to similar periods ended September
30, 1997, principally relate to the Company's automobile lines which were adversely affected by competition in the assigned risk market resulting in a decline in the number of assigned risk contracts under which the Company acquires assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools, and a reduction in voluntary automobile lines due to tighter underwriting standards, re-underwriting and increased competition.  Additionally, the Company's commercial lines, principally workers' compensation and commercial package, were also affected by tighter underwriting standards, re-underwriting and increased competition. Additionally, earned premium revenues were reduced for the nine and three month periods ended September 30, 1998 by $0.6 million and
$0.3 million, respectively, to record premiums due under retrospectively rated reinsurance contracts written for 1995 and prior accident years.  The Company re-estimated the premium due based upon its current estimate of loss ratios for
1995 and prior accident years.
	The net income of the Company decreased $1.5 million for the nine months ended
September 30, 1998 compared to the nine month period ended September 30, 1997.
The decline is principally due to the 1998 period reflecting higher levels of reserve strengthening for prior accident years ($2.4 million).  Also affecting the current period net income was lower service fee income of $2.6 million due to a decrease in the number of assigned risk contracts under which the Company acquires assigned risk business from other insurance companies, pool depopulation, and lower New York Public Automobile Pool ("NYPAP") net service fee income due to lower volume as a result of the Company's cessation as a servicing carrier for the NYPAP.  These items were partially offset by lower underwriting expenses which were driven by lower premium volume and lower taxes due to the decline in taxable income.

	The Company operated at a slight loss for the three month period ended September 30, 1998 compared to a slight profit for the comparable period in 1997. The $4.2 million reduction in earned premiums for the period was partially offset by a $3.9 million reduction in loss and loss adjustment expenses primarily due to lower earned premium volume. Service fee income was $0.6 million lower due to a decline in the number of assigned risk contracts under which the Company acquires assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools. Additionally, the Company incurred higher operating expenses as part of its reunderwriting effort covering a major portion of its business. These higher expenses were partially offset by increased capital gains totaling $0.8 million.

	Net investment income was $0.1 million higher in each of the nine and three
month periods ended September 30, 1998 and 1997.   Although average invested
asset balances in 1998 were lower than the prior year,  net investment income increased slightly as a slightly greater portion of the Company's assets were invested in higher yielding asset classes thereby mitigating the impact of lower balances.  The Company continues to maintain a high quality investment portfolio comprised primarily of publicly traded fixed income securities with a relatively short duration.
		Losses incurred for the nine months ended September 30, 1998 and 1997 were
$46.7 million and $53.1 million, respectively,  and $14.4 million and $17.8 million  for the three months ended September 30, 1998 and 1997, respectively.
The decline in losses incurred is generally the result of the reduced volume of business written.  Losses incurred reflect $2.4 million and $0.8 million, respectively,  for the nine and three month periods ended September 30, 1998 compared to the same periods in 1997 of additional reserve strengthening for prior accident years in the commercial auto, workers' compensation, and commercial package lines of business, which resulted from continued unfavorable claims development.
	Loss adjustment expenses incurred for the nine months ended September 30, 1998 and 1997 were $5.5 million and $7.4 million, respectively,  and $1.6 million and $2.2 million  for the three months ended September 30, 1998 and 1997,
respectively.   The decreases  were mainly attributable to the decrease in premium revenues.
	The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the nine month period ended September 30,
1998 was $1.8 million lower than the comparable period ended September 30, 1997 and was largely the result of lower operating costs related to reduced premium
revenues.   For the three month period ended September 30, 1998 the combination of other underwriting expenses and the amortization of deferred policy acquisition costs was $0.2 million higher than for the comparable period ended
September 30, 1997 principally due to higher operating expenses in connection with the  tighter underwriting and reunderwriting efforts coupled with slightly higher taxes and assessments.

Year 2000 and Information Technology Systems

 The Company has evaluated its information technology systems to determine the potential impact of the year 2000. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. In 1996, the Company began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be year 2000 compliant. The Company anticipates that these new systems will be fully implemented in 1999.

 The Company does not expect that the year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations. However, the year 2000 issue may affect other entities with which the Company transacts business. The Company is currently assessing whether third parties with whom it has material relationships are year 2000 compliant. At this time the Company can not predict the effect of year 2000 issue on such entities.

Cautionary Statement for Forward-Looking Information

 Statements included in this Management Discussion and Analysis of Financial Condition and Interim Results of Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Interim Results of Operation the words "estimates", "expects", "anticipates", "believes," "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management Discussion and Analysis of Financial Condition and Interim Results of Operations to reflect the occurrence of unanticipated events.

                        Part II  -  Other Information

Item 5.	Other Information

	During the first quarter, 1998  Mr. Richard G. Petitt, a Director, Chairman of
the Board, President and Chief Executive Officer of the Company, announced his retirement.  Mr. Petitt  resigned his positions as Chairman of the Board,
Director, President and Chief Executive Officer of the Company on August 17,
1998.   The Company appointed Mr. Robert V. Toppi as Director, President and
Chief Executive Officer of the Company effective August 17, 1998.  Mr. Toppi has over 30 years experience in the property and casualty insurance business, including New York City,  primarily with the Aetna Casualty and Surety Company
("Aetna").  His most recent position with Aetna was as a Resident Vice President
of the Greater New York district which included the five boroughs.   Mr. Toppi
was also a member of the Board for the New York Property Insurance  Underwriting
Association  and the New York Fire Underwriter's Association.
	Effective October 26, 1998 the Company relocated its corporate office to
Brooklyn Renaissance Plaza,  335 Adams Street, Brooklyn, New York 11201.

Item 6. 	Exhibits and Reports on Form 8-K
       		a)	Exhibits
      			The following exhibit is filed herewith:
      			Exhibit Number	Description of Document
 	         27-27*	      Financial Data Schedule

       		b)	Reports on Form 8-K

       		There were no reports on Form 8-K filed for the three months ended September 30, 1998.

                                  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            							ALLCITY INSURANCE COMPANY
                                  									Registrant




Date:   	11/13/98	            By: 	Francis M. Colalucci
                            							Francis M. Colalucci
                             						Senior Vice President, CFO and Treasurer
                           							(Principal Financial and Accounting Officer)