Form 10-K
period 1998-12-31
ALLCITY INSURANCE CO /NY/
filed 1999-04-01
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-K
[S]
[x] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1998

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    	For the transition period from   to

	             	       Commission file number 1-7411

                        ALLCITY INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

           New York                                   13-2530665
  (State of incorporation)            (I.R.S. Employer Identification Number)

   335 Adams Street, Brooklyn, N.Y.                   11201-3731
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 718-422-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                    which registered

                                None
Securities registered pursuant to Section 12(g) of the Act:

                                None
                          (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1999 was $5,382,128.

The number of shares outstanding of each of the registrant's classes of common shares, as of March 15, 1999, was 7,078,625.

               	DOCUMENTS INCORPORATED BY REFERENCE - None

         	Exhibit Index on Page  26         Total number of pages  60

TABLE OF CONTENTS


                                Part I

           			                                                         Page
Item 1-  Business                                                ........ 1

Item 2-  Properties                                              ........10

Item 3-  Legal Proceedings                                       ........10

Item 4-  Submission of Matters to a Vote of Security Holders     ........10

		 Part II

Item 5-  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                     ....... 11

Item 6-  Selected Financial Data                                 .......	11

Item 7-  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     .......	13

Item 7A- Quantitative and Qualitative Disclosures about Market Risk ....	17

Item 8-  Financial Statements and Supplementary Data             ....... 18

Item 9-  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                     ....... 18

                             Part III

Item 10- Directors and Executive Officers of the Registrant      ....... 19

Item 11- Executive Compensation                                  .......	21

Item 12- Security Ownership of Certain Beneficial Owners and
         Management                                              ....... 23

Item 13- Certain Relationships and Related Transactions          ....... 25

                              Part IV

Item 14- Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                ....... 26

Signatures                                                       ....... 27

                                    PART I
Item 1. 	Business

General

Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 5.3% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

The Company operates in the State of New York, primarily in the New York City metropolitan area, conducting property and casualty insurance underwriting activities. The Company's voluntary business is produced through general agents, local agents, and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are seven general agents, one of which is owned by Empire, and approximately 379 local agents and insurance brokers presently acting under agreements with the Group. These agents and brokers also represent other competing insurance companies. Empire's wholly owned general agent is its largest producer and generated approximately 12% of the Group's total premium volume for the year ended December 31, 1998. Substantially all of the Group's policies are written for a one-year period. The Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. The Group specializes in personal and commercial property and casualty insurance business. The Group provides personal automobile and homeowners insurance and commercial insurance coverage for vehicles
(including medallion and radio-controlled livery vehicles), workers' compensation, multi-family residential real estate, and various other business classes. Empire is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Approximately 4% of the Group's written premiums are produced from sources outside New York State. The Group's general agents produced approximately 32% of the Company's premium revenues for the year ended December 31, 1998.

For the years ended December 31, 1998, 1997 and 1996, net earned premiums for the Company were $67.5 million, $80.9 million and $96.1 million, respectively. The decline in the net earned premiums is primarily due to the continuing reduction in the assigned risk business and reductions in certain commercial lines. During the year ended December 31, 1998, approximately 57%, 30% and 13% of net earned premiums were derived from automobile lines, commercial lines and miscellaneous and personal lines, respectively.

According to A.M. Best & Co. ("Best"), an insurance industry research organization, the Group ranked 129th in total net premium writings among property and casualty insurance companies and groups in 1997. In February 1999, Standard & Poor's Insurance Rating Services ("S & P") rated the Group (BBB+)
(Good), based on the Group's claims-paying ability. In 1998, the Group was rated (B+) (Very Good) by Best and was assigned an (A) (Exceptional) financial stability rating by Demotech, Inc., an insurance rating agency service. As with all ratings, S & P, Best and Demotech, Inc. ratings are subject to change at any time.

The Group has acquired blocks of assigned risk business from other insurance companies (the "service business") relating to private passenger and commercial automobile insurance. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Group within parameters established by the New York State Insurance Department. In addition, the Group received a fee for providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool ("NYPAP") and the Massachusetts Taxi and Limousine Pool. These latter arrangements do not involve the assumption of any material underwriting risk by the Group. Effective February 28, 1998, the Group ceased serving as a servicing carrier for the NYPAP, thereby enabling the Group to concentrate its resources on its core non-service businesses and redeploy certain resources previously dedicated to the NYPAP.

In 1998, a new president and chief executive officer was named at the Group and, effective in 1999, the business was reorganized into three divisions: the Small Business Division, the Personal Lines and Residual Markets Division and the Mid-Market Division. Each of these divisions has separate management teams responsible for all marketing, sales and underwriting decisions within their divisions. The reorganization is designed to provide a greater degree of accountability for underwriting results and to create a closer relationship with agents and customers of the Group. The Small Business Division will primarily focus on commercial package products for small businesses; the Personal Lines and Residual Market Division will primarily concentrate on personal automobile and homeowners insurance; and the Mid-Market Division will focus on commercial auto, commercial package and workers' compensation insurance for larger accounts.

On a quarterly basis, the Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Company's results for 1998 was approximately $12.9 million for reserve strengthening related to losses from prior accident years. The Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate. Beginning in 1996, the Group has taken certain steps to improve its operations, including systems enhancements and actions relating to pricing and improved underwriting and claims handling; these efforts have continued into 1999. In addition, the Group may initiate additional changes in the future. The Group believes that the results of these efforts taken to date will not be known for some time, given the nature of the property and casualty insurance business and the inherently long period of time involved in settling claims.

Pooling Agreement

All insurance business written by the Company is subject to a pooling agreement with Empire under which the Company and Empire effectively operate as one company. The pooling agreement and subsequent amendments were approved by the New York State Insurance Department. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities. As of December 31, 1998, Empire and its subsidiaries had 712 full and part-time employees. Currently, and for all periods presented, all premiums, losses, loss adjustment expenses and other underwriting expenses are shared on the basis of 70% to Empire and 30% to the Company.

Financial Information Relating to Business Segments

For all periods presented, the Company's operations are presented in the following business segments:

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

The following table presents business segment data, net of reinsurance, for each of the three years ended December 31, (in thousands, except loss ratio information):
                                                 Losses
                       Premiums     Premiums     and LAE       Loss
                       Written       Earned      Incurred      Ratio
1998
Automobile lines       $	31,392    $		38,446     $	35,668        92.8%
Commercial lines         18,281       20,490       28,726       140.2%
Miscellaneous and
personal lines            8,386        8,576        5,195        60.6%
Total                  $	58,059     $	67,512     $ 69,589       103.1%

1997
Automobile lines       $ 44,484     $	50,677     $	54,186       106.9%
Commercial lines         22,107	      23,289       23,389       100.4%
Miscellaneous and
personal lines            8,438        6,925        4,470        64.6%
Total                  $	75,029     $	80,891      	82,045       101.4%

1996
Automobile lines       $ 60,162     $	63,558     $	64,699       101.8%
Commercial lines         25,243       27,714       20,685        74.6%
Miscellaneous and
personal lines            5,606        4,801        2,966        61.8%
Total                  $	91,011     $	96,073     $	88,350        92.0%

[S]
For further information concerning Business Segments, see Notes 8 and 12 of the Notes to Consolidated Financial Statements, included elsewhere herein.

Combined Ratios

Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"), for the three years ended December 31, 1998.
The Loss Ratio is the ratio of net incurred losses and loss adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations, net of service fee income) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.

                                   Years Ended December
                              1998          1997            1996
Loss Ratio: (a)
	GAAP                        103.1%        101.4%           92.0%
	SAP                         103.1%        101.4%           89.3%
	Industry (SAP) (b)            N/A          72.8%           78.4%

Expense Ratio:
	GAAP                         26.3%         17.9%           22.1%
	SAP                          31.3%         17.2%           18.2%
	Industry (SAP) (b)            N/A          28.8%           27.4%

Combined Ratio:  (c)
 GAAP                        129.4%        119.3%          114.1%
	SAP                         134.4%        118.6%          107.5%
	Industry (SAP) (b)            N/A         101.6%          105.8%

(a)Includes Loss and Loss Adjustment Expenses.

(b)Source: Best's Aggregates & Averages, Property/Casualty, 1998 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(c)For 1998, the difference in the accounting treatment for curtailment gains relating to defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally, for all three years, the difference relates to the accounting for certain costs, which are treated differently under SAP and GAAP. For further information about the Company's combined ratios see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

[S]
Marketing and Distribution
[S]
The Group's marketing and distribution strategy emphasizes profitability rather than volume and focuses on the production of its voluntary business through seven general agents, one of which is an Empire subsidiary, and approximately 379 local agents and insurance brokers presently acting under agreements with the Group.

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

Reinsurance

The Company's maximum retained limits for each of the years ended December 31, 1998, 1997 and 1996, on property and casualty lines of insurance and for workers' compensation business was $0.3 million and $0.5 million, respectively. Additionally, the Company has entered into certain excess of loss and catastrophe treaties to protect itself against certain losses. Its retention of lower level losses under such treaties is $7.5 million for 1999 and 1998, $5.0 million for 1997 and $3.0 million for 1996.

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

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++) (superior), American Re-Insurance Company (A++) (superior), Partner Re Co., Ltd. (A+) (superior), IPC Re Ltd. (A) (excellent), CAT Ltd. (A) (excellent) and Zurich Reinsurance (North America), Inc. (A) (excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks.

Investments

Investment activities represent a significant part of the Company's total income. Investments are managed by the Investment Committee of the Board of Directors, which consults with outside investment advisors with respect to a substantial portion of the Company's investment portfolio.

The Company has a diversified investment portfolio primarily consisting of securities rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Government or its agencies. At December 31, 1998, 1997 and 1996, the average yield of the Company's bond portfolio was approximately 5.8%, 5.9% and 6.1%, respectively, and the average maturity of the Company's bond portfolio was approximately 3.2 years for 1998 and 3.3 years for 1997 and 1996.

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

Government Regulation

The Group, like all insurance companies, is subject to detailed regulation and supervision involving the establishment of premium rates, approval of policy forms, standards of solvency and minimum requirements of capital and surplus, which must be maintained in the states in which they transact business. There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the Group's operations. Insurance companies are required to file detailed annual reports with the insurance regulatory agencies in each of the states in which they do business and are subject to periodic examination by such agencies. Increased regulation of insurance companies at the state level and new regulation at the federal level is possible, although the Company cannot predict the nature or extent of any such regulation or what impact it would have on the Company's operations.

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. As of December 31, 1998, the Company's RBC ratio exceeded minimum requirements.

The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in discovering potential weakly capitalized companies or companies with unusual trends. While the Company's operations had certain "other than normal" NAIC ratios for the year ended December 31, 1998, the Company believes that there are no material underlying problems or weaknesses in its operations and that it is unlikely that material adverse regulatory action will be taken.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Pratices and Procedures manual as the NAIC's primary guidance on Statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. It is known whether the New York Insurance Department will adopt the Codification, and whether the Department will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance if adopted by the Department.

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

Competition

The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are unendorsed, which may give such other companies a competitive advantage. Federal administrative, legislative and judicial activity may result in changes to federal banking laws that increase the ability of national banks to offer insurance products in direct competition with the Company. The Company is unable to determine what effect, if any, such changes may have on the Company's operations.

The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition, product design, product mix and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss. The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns, has been, and may continue to be, a depressing influence on policy rates. In addition, the Company is experiencing increased competition from low cost insurance providers that write personal lines business on a direct response basis through direct mail and telemarketing. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside of the Company's control.

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

In the following table, the liability for losses and LAE of the Company, are reconciled for each of the three years ended December 31, 1998. Included therein are current year data and prior year development.
                           RECONCILIATION OF LIABILITY FOR LOSSES AND LAE


                                         1998        1997        1996
(In thousands)
SAP
liability for losses and LAE,
net of reinsurance, at beginning of
the year                               $	145,260  $	143,494   $	142,718


Provision for losses and LAE for
claims occurring in the current year      56,698     73,741      80,216

Increase in estimated losses and
LAE 	for claims occurring in
prior years                               12,891      8,304       8,134
                                          69,589     82,045      88,350

Loss and LAE payments for claims
occurring during:

	Current year                             19,203     23,804      27,192
	Prior years                              55,875     56,475      60,382
                                          75,078     80,279      87,574
SAP liability for losses and LAE,
net of reinsurance                       139,771    145,260     143,494

Reinsurance recoverable                  294,461    272,266     262,593

Liability for losses and LAE at the
end 	of year as reported in the
financial 	statements (GAAP)           $	434,232  $ 417,526   $ 406,087

[S]

The table on the following page presents the development of balance sheet liabilities for 1988 through 1998. The liability line at the top of the table indicates the estimated liability, net of reinsurance, for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims that were unpaid at each annual balance sheet date, including provision for losses estimated to have been incurred but not reported to the Company. The middle portion of the table shows the re-estimated amount of the previously reported liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1988 liability estimate has developed a $3.0 million redundancy over ten years. The effect on pretax income during the past three years of changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table above.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1998, the Company had paid $59.6 million of the currently estimated $64.1 million of losses and LAE that had been incurred for the 1988 calendar year, thus an estimated $4.5 million of losses incurred for 1988 remain unpaid as of the current balance sheet date.

In evaluating this information it should be noted that each amount shown for "cumulative redundancy (deficiency)" results includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1991, but incurred in 1988, will be included in the cumulative redundancy or deficiency amount for years 1988, 1989 and 1990. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

For further discussion of the Company's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Analysis of Loss and Loss Adjustment Expenses Development
(In thousands)
Years ended December 31,
<S >
              1988     1989     1990     1991     1992      1993      1994      1995       1996        1997       1998
              $67,154  $70,567  $75,420  $84,178  $96,712   $106,115  $121,923  $142,718   $143,494    $145,260   $139771
Liability
Re-
estimated
as of:
One year
later          64,411   68,347   74,844   83,987   96,516    103,181   132,189   150,852    151,798     158,152     -
Two years
later          62,135   65,227   73,538   83,341   97,208    112,176   140,620   160,686    163,378        -        -
Three years
later          59,859   63,792   73,151   85,197  103,592    118,127   150,434   172,650       -           -        -
Four years
later          58,606   63,556   74,190   88,928  108,430    124,375   160,542       -         -           -        -
Five years
later          59,131   63,584   76,509   92,035  112,988    132,606      -          -         -           -        -
Six years
later          59,304   64,962   78,392   95,273  118,446       -         -          -         -           -        -
Seven years
later          60,504   65,467   80,040   99,467     -          -         -          -         -           -        -
Eight years
later          61,363   66,298   83,670     -        -          -         -          -         -           -        -
Nine years
later          61,780   68,877     -        -        -          -         -          -         -           -        -
Ten years
later          64,134     -        -        -        -          -         -          -         -           -        -
Cumulative
Redundancy/
(Deficiency)    3,020    1,690   (8,250) (15,289) (21,734)   (26,491)  (38,619)  (29,932)   (19,884)    (12,892)    -

Cumulative
Amount of
Liability
Paid Through:
One year
later         $19,242  $19,744  $23,681  $26,852  $33,903   $ 35,048  $ 45,789  $ 60,382   $ 56,475    $ 55,875     -
Two years
later          30,362   32,840   38,067   44,989   54,615     59,701    80,911    95,190     94,062        -        -
Three years
later          39,511   42,271   50,194   59,336   71,653     81,680   105,977   121,900       -           -        -
Four years
later          45,698   49,803   58,830   69,955   85,689     97,917   124,645      -          -           -        -
Five years
later          50,434   54,602   65,025   77,965   95,938    109,083      -         -          -           -        -
Six years
later          53,433   58,185   69,568   83,886  102,416       -         -         -          -           -        -
Seven years
later          55,598   60,953   72,683   88,139     -          -         -         -          -           -        -
Eight years
later          57,393   62,737   75,932     -        -          -         -         -          -           -        -
Nine years
later          58,495   64,409     -        -        -          -         -         -          -           -        -
Ten years
later          59,591     -        -        -        -          -         -         -          -           -        -

Gross Liability
- End of year                                     $290,833  $341,599  $399,879   $406,087    $417,526   $434,232
Reinsuranc                                         184,718   219,676   257,161    262,593     272,266    294,461
Net Liability
 - End of year
 as shown above                                   $106,115  $121,923  $142,718   $143,494    $145,260   $139,771

Gross Re-
Estimated
Liability
- Latest                                          $397,264  $474,175  $508,601   $500,274    $483,450      -

Re-estimated
Reinsurance
-  Latest                                          264,658   313,633   335,951    336,896     325,298      -

Net Re
-estimated
Liability
- Latest                                          $132,606  $160,542  $172,650   $163,378    $158,152      -
Gross
Cumulative
(Deficiency)                                      $(106,431)$(132,576)$(108,722) $(94,187)   $(65,924)     -

Item 2. 	Properties

The Group has entered into a twenty year lease aggreement, consisting of 286,510 square feet, in an office building located at 335 Adams Street in Brooklyn, New York, in which Leucadia has an equity interest. The Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

Empire has subleased 133,140 square feet of the office space to its parent, Leucadia at the similar terms as in the original lease.

The Group also conducts limited operations from branch offices located in Manhattan and Rochester, New York, Boston, Massachusetts and Bedford, New Hampshire. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Agreement" under
Item 1, herein.

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

The following matters were submitted to a vote of shareholders at the Company's 1998 Annual Meeting of Shareholders held on October 19, 1998:

a) Election Of Directors:                         Number of
                                                  Shares in favor
[S]
   Class II Directors, term expires 2001:
[S]
         Martin B. Bernstein                      4,329,299
         Louis V. Siracusano                      4,329,299
         Lucius Theus                             4,329,299
         Robert V. Toppi                          4,329,299
[S]
   Class III Directors, term expires 1999:
         James E. Jordan                          4,329,299
         Joseph A. Orlando                        4,329,299
[S]
   Class I Directors continuing in office:
         Ian M. Cumming
         Thomas E. Mara
         Joseph S. Steinberg
         Daniel G. Stewart
[S]
   Class III Directors continuing in office:
         Francis M. Colalucci
         Harry H. Wise

b) No other matter was voted upon at the meeting.

                                 PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder
Matters

(a) Market Information
The Company's common stock trades on The NASDAQ National Stock Market under the symbol "ALCI". The following table sets forth, for the calendar quarters indicated, the high and low closing trade price per common share as reported by the Wall Street Journal and National Association of Securities Dealers, Inc..


                                           High       		Low
	1st Quarter 1999                      				$ 8 1/8    		$ 7
	(Through March 15, 1999)

	1st Quarter 1998                  				      7 1/2        6 3/4
	2nd    "            "                    		 9 1/4        7 1/3
	3rd    "            "                  	    8 	          7
	4th    "            " 					                 8            7

	1st Quarter 1997				                   	    8 1/2        7
	2nd    "            "                 			  11            7
	3rd    "            "                  			 11 1/4        9 1/4
	4th    "            "               				    9 3/4    	   6 1/2

[S]
(b) Holders
The number of shareholders of record of common shares at December 31, 1998 was 520.
[S]
(c) Dividends
The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York State Insurance Department, no New York domestic property/ casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (1) 10% of surplus to policyholders as shown by its last statutory annual statement, or (2) one hundred percent of adjusted net investment income during such period. At December 31, 1998, $7,280,000 was available for distribution of dividends.
The Company does not presently anticipate paying dividends in the near future.
[S]

Item 6. 	Selected Financial Data
The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management Discussion and Analysis of
Financial Condition and Results of Operations," of this report:
                                     Year ended December 31,
                         1998      1997       1996       1995      1994
                           (In thousands, except per share amounts)
Total Revenues           $ 92,070  $ 102,624  $	120,790  $	117,892 $	107,286
Net Income/(Loss) (a)    $	   504  $     (83) 	   2,634  $     563 $  	6,901


Basic and Diluted Earnings/(Loss)
share:
Income/(Loss) (a)        $   0.07  $   (0.01) $    0.37  $    0.08 $    0.97

Item 6. Selected Financial Data, continued
a) Net income includes net securities gains (losses), net of applicable tax, as follows (in thousands, except per share amounts):

                              		Gains(Losses)	    	Per Share
1998	 	                         $ 3,951		          $   0.56
1997		                             (125)		            (0.02)
1996                                735                0.10
1995	                      	       (133)		            (0.02)
1994                         		    (437)              (0.06)

[S]

 		            		                          At December 31,
                     1998        1997         1996          1995        1994
                        (In thousands, except ratio information)
Total assets 	 	$ 605,704    $ 640,249    $ 653,730     $ 660,820   $ 582,508
Invested assets   234,039      271,736      272,992       273,548     237,878

Surplus note:
Face value			       7,000        7,000        7,000         7,000       7,000
Acrued Interest     8,300        7,710        7,115         6,524       5,911
Common
Shareholders'
Equity(a)
                   78,200       78,164       75,658        75,936      63,264
GAAP Combined
Ratio(b)		          129.4%       119.3%       114.1%       115.4%      102.5%
SAP Combined
Ratio (b)	     	    134.4%       118.6%       107.5%       107.5%      101.3%
Industry SAP
Combined
Ratio (c)    		       N/A        101.6%       105.8%       106.4%      108.4%
Premium to
Surplus Ratio (d)     0.8X         1.1X         1.4X         1.6X        1.7X

(a)Includes unrealized appreciation of approximately $0.5 million in 1998, $0.9 million in 1997 and $1.2 million in 1995, and unrealized depreciation of approximately $1.7 million in 1996 and $10.9 million in 1994, all net of tax, on investments classified as available for sale.
(b)For 1998, the difference in the accounting treatment for curtailment gains relating to defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996 and 1995, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratios and the SAP Combined Ratios. Additionally, for 1998, 1997 and 1996, the difference relates to the accounting for certain costs, which are treated differently under SAP and GAAP.
(c)Source: Best's Aggregates & Averages, Property/Casualty, 1998 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.
(d)Premium to Surplus Ratio was calculated by dividing annual statutory net premiums written by year-end statutory surplus.

Item 7. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations
[S]
The purpose of this section is to discuss and analyze the Company's financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and related notes which appear in Item 14, "Exhibits, Financial Statement Schedules, and Reports of Form 8-k" of this Report.

Liquidity and Capital Resources

In 1998 and 1997, net cash was used for operations as a result of a decrease in premiums written and a program to reduce pending claims.

At December 31, 1998 and 1997 the yield of the Company's fixed maturities portfolio was 5.8% and 5.9%, respectively, with an average maturity of 3.2 and
3.3 years for 1998 and 1997, respectively. Additionally, the Company maintains a diversified investment portfolio of securities, of which at December 31, 1998, approximately 92% of the fixed maturities portfolio was invested in issues of the U.S. Government and its agencies with the remainder primarily invested in investment grade corporate and industrial issues. The Company presently anticipates reinvesting the majority of proceeds from maturities and investment income in substantially similiar investments.

The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and maturities of fixed maturities will be sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.
[S]
Results of Operations
[S]
For the years ended December 31, 1998, 1997 and 1996, net earned premium revenues of the Company were $67.5 million, $80.9 million and $96.1 million, respectively. In 1998, the decline in earned premium revenues was primarily due to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pools ($7.4 million) and a reduction in certain lines, principally voluntary commercial automobile ($2.6 million), private passenger automobile ($1.8 million), commercial package policies ($1.3 million) and workers,compensation ($1.1 million), due to tighter underwriting standards, re-underwriting and increased competition. In addition, earned premium revenues were reduced by $0.6 million for premiums due under retrospectively rated reinsurance contracts written for 1995 and prior accident years as the Company re-estimated the premium due based upon its current estimate of loss ratios for 1995 and prior accident years.

In 1997, earned premium revenues declined primarily due to a depopulation of the assigned risk pools ($9.5 million) and a reduction in certain commercial lines, principally voluntary commercial automobile ($3.1 million) and workers' compensation ($2.6 million) due to competition, reunderwriting and repricing.
In addition, earned premium revenues were reduced in 1997 by $1.7 million to record premiums due under retrospectively rated reinsurance contracts written for 1995 and prior accident years. The Company re-estimated the premium due based upon its then current estimate of loss ratios for 1995 and prior accident years. Partially offsetting these reductions was an increase in certain voluntary personal lines, principally private passenger automobile and homeowners.

During the three years ended December 31, 1998, the Company earned $3.4 million, $5.7 million and $6.6 million, respectively, in service fee income from its service business. The decline in service fee income is principally due to the decline in the number of assigned risk contracts acquired by the Company, pool depopulation, and its resignation from the NYPAP.

The Company's combined ratios as determined under GAAP and SAP were as follows:

			                                 			Years Ended December 31,
                                 				1998       		1997       	1996
	GAAP                            				129.4%	     	119.3%		    114.1%
	SAP		                             		134.4%	     	118.6%    		107.5%

[S]
The combined ratios of the Company increased in 1998, primarily due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, the reduction in servicing fees in 1998 negatively affected the expense ratios. Included in the Company's results for 1998, 1997 and 1996 were approximately $12.9 million, $8.3 million and $8.1 million, respectively, for reserve strengthening related to losses from prior accident years.

During 1998, the Company reviewed the adequacy of the reserves carried for its open claims, files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. Such reviews are part of the Company's normal ongoing practice. Particular emphasis during this review was placed on reserves carried for the workers' compensation line of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. The Company also conducted a comprehensive review of reserves carried for other commercial liability lines of business, in which approximately 28% of the open claim files were reviewed, with a primary focus on accident years 1995 to 1997. As a result of these reviews, the Company revised its assumptions regarding average claims costs and probable ultimate losses and, accordingly, reserves were strengthened by $3.9 million for workers' compensation and $4.2 million for other commercial liability lines of business. Additionally, during 1998 the Company reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised and reserves were strengthened by $4.2 million for commercial automobile lines of business.

The 1997 reserve strengthening included approximately $3.3 million for commercial package lines of business and approximately $2.1 million for voluntary commercial automobile lines of business. During 1997, the Company reviewed the adequacy of the reserves carried for its open claims' files, as part of its normal ongoing practice, focusing on the commercial package, general liability and commercial automobile lines of business. As a result of this review and the continued unfavorable development of prior accident years losses, particularly the 1992 through 1994 accident years, the Company revised its assumptions regarding future increases in average claims severity and reserves were strengthened.

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

For the lines of business discussed above, as well as all other property and casualty lines of business, the Company employs a variety of standard actuarial ultimate loss projection techniques, statistical analyses and case-basis evaluations to estimate its liability for unpaid losses. The actuarial projections include an extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. These estimates are performed quarterly and consider any changes in trends and actual loss experience. Any resulting change in the estimate of the liability for unpaid losses, including those discussed above, is reflected in current year earnings during the quarter the change in estimate is identified.

The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or affected by future conditions, reserving for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

Investment income has decreased by approximately $1.2 million or 7.5% in 1998 as compared to a decrease of $0.7 million, or 4.1% in 1997, and an increase of $1.0 million or 6.5% in 1996, primarily as a result of lower invested assets due to a decrease in premiums written and a program to reduce pending claims during 1998 and 1997, and higher invested assets resulting from positive cash flows in 1996. During 1998, the Company had realized capital gains of $6.1 million principally from gains recognized on the sale of fixed maturities, primarily U.S. Treasury Notes. During 1997, the Company recorded $0.2 million in realized capital losses in the normal course of managing its investment strategy. In 1996, the Company realized gains of $1.1 million on the sale of fixed maturities, primarily U.S. Treasury Notes.

The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected an increase of approximately $1.0 million or 4.9% in 1998, a decrease of $7.8 million, or 27.8% in 1997, and an increase of $1.7 million, or 6.6% in 1996. The increase in 1998 was largely the result of expenses relating to the move of the Company's executive and administrative offices to Brooklyn, New York and higher underwriting costs relating to surveys and audits of insureds records in connection with the Company's reunderwriting efforts offset in part by $2.0 million pension curtailment gain. The decrease in 1997 was primarily the result of lower operating costs, primarily relating to pension and severance benefits for certain employees, and a decrease in the provision for servicing carriers expenses in connection with the NYPAP, offset by higher systems costs. The increase in 1996 was the result of higher operating costs primarily relating to pension and severance benefits for certain employees coupled with higher systems costs.

Impact of Inflation

The Company, as well as the property and casualty insurance industry in general, is affected by inflation. With respect to losses, the Company's claim severity is affected by the impact of inflation on the cost of automobile repair parts, medical costs and lost wages. The costs of adjusting claims and other underwriting expenses have also been affected by inflationary pressures on salaries and employee benefits. The Company receives rate increases based in part upon its experience as well as the industry's experience. Accordingly, premium increases generally follow the rate of inflation.

Year 2000 and Information Technology Systems

The Company, as well as most corporations in general, is affected by the problems associated with information technology systems and their ability to correctly capture and process date specific information in connection with
the year 2000.   The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year.
Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Group continues to evaluate its information technology systems to determine the potential impact of the year 2000. In 1996, the Group began to evaluate its information technology systems and their ability to support future business needs. The Group engaged the services of outside consultants who recommended various solutions that included a new policy management system. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting, and accounting and are designed to be year 2000 compliant. Throughout 1998 and 1997, the Group sought the assistance of outside consultants who made further recommendations to ensure compliance, which included upgrades and improvements
to desktop computers and local applications.   These recommendations would
also result in improved productivity, increased reliability, and expanded functionality.

The Groups decision in 1996 for system replacement requires the new policy management system to be functional by October 1998 since renewals for certain annual policies expiring on or after January 1, 2000 will begin renewing approximately 90 days prior to the policy's effective date. The new policy management system was successfully migrated into production during 1998 for all new and renewal business. Insurance companies need to maintain historical information concerning premiums, claims, and other related policy information for many years. Currently, the historical database for information maintained by the Group prior to the migration of the new policy system remains on a non-compliant year 2000 "legacy" database. The Group expects to migrate this data to its new policy system during the third quarter of 1999. The Group had also decided in 1996 to replace its accounting system which was installed during the first quarter 1999. The Group believes the policy management and accounting systems will support the year 2000 processing capabilities.

Although a significant portion of the Group's current systems are year 2000 compliant, the Group formed a year 2000 readiness team to further increase the Group's state of readiness. The team, which meets regularly, is developing a contingency plan to address any actual failures that may occur thereby minimizing any outages in operational functions. The Group expects to complete this plan before the end of the second quarter of 1999. The team is also charged with the responsibility of monitoring all material elements of compliance including assessment, hardware, software and application environments; testing; and correction implementation.

The Group has made inquiries of third parties with whom it has material relationships as to the year 2000 compliance of such third parties. Many of such parties have reported plans to be fully compliant by the end of 1999 and most have reported substantial progress at the end of 1998. However, at this time the Company cannot predict the effect of the year 2000 issue on its material third parties or the impact any deficiency in the year 2000 readiness of such parties could have on the Group.

Through December 1998, expenses incurred by the Group in connection with the year 2000 issue (excluding expenses related to the Group's acquisition of new systems, which was not motivated by the year 2000 concerns) did not exceed $100,000. Based upon current information, the Group does not expect that the year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.

Cautionary Statement for Forward-Looking Information

Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations (including year 2000 compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, the difficulty in identifying hardware and software that may not be year 2000 compliant, the lack of success of third parties to adequately address the year 2000 issue, vendor delays and technical difficulties affecting the Company's ability to upgrade or replace its hardware and/or software for year 2000 compliance, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The following includes "forward-looking statements" that involve risk   and
uncertainties.  Actual results   could differ materially from those projected
in the forward-looking statements.

The Company's market risk arises principally from interest rate risk related to its investment portfolio. The Company does not enter into material derivative financial instrument transactions.

The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 78% of the Company's total investment portfolio at December 31, 1998. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 3.2 years at December 31,1998. The Company's fixed income securities, like all fixed income instruments, are subject to investment rate risk and will fall in value if market interest rates increase. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company manages the investment portfolio to preserve principal, maintain a high level of quality, comply with applicable insurance industry laws and regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments.

                              Expected Maturity Date

           1999    	2000    2001  2002    2003   Thereafter Total   Fair Value
Rate
Sensitive
Assets:
Available
for Sale
Fixed
Income
Securities:
U.S.
Government		$26,052	 $36,966 -     $81,028 -      $42,997    $187,043	$187,043
Weighted
Average
Interest
Rate		        5.38%    6.03% -       6.38% -        5.97%    -        -
Other Fixed
Maturities:
Rated
Investment
Grade			    $   806  $   604 $860     -    $1,664 $ 6,148    $ 10,082 $ 10,082
Weighted
Average
Interest
Rate          7.75%    6.50% 7.88%    -     7.14%   7.19%    -        -
Rated
Less
Than
Investment
Grade/Not
Rate				    $   806	 $   802 $746    $814   $1,622   	 -      $4,790	  $4,790
Weighted
Average
Interest
Rate			       6.63%    6.25% 5.88%   6.75%   6.81%     -      -        -                  -

Held to
Maturity Fixed
Income
Securities:
U.S.
Government       -       -      -    	$502 	   -       -      $502	    $502
Weighted
Average
Interest
Rate		           -       -      - 	   6.37%    -       -       -      -

[S]
Item 8.  Financial Statements and Supplementary Data

See page F1.

Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure

NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 13 members divided into three classes: Class I, Class II and Class III. Class I consists of five directors and Class II and III each consist of four directors. Joel Berlin resigned from the Boards of the Group in January 1999 and was replaced by Ms. Carmen M. Rivera in March 1999.
Ms. Carmen M. Rivera will serve until the 1999 Annual Meeting of Shareholders. One class of directors is elected in each year for a three-year term. All of the directors of the Company are also directors of Empire and Centurion.

Name, Age and Position	     Principal Occupation, Office
	with Company                	and Term of Office
[S]
Robert V. Toppi, 61,		      Principal Occupation - President and Chief
Director, President         Executive Officer of the Company, Empire and
and Chief Executive 	       Centurion since August 1998.  Previously, Resident
Officer                     Vice President of the Greater New York district
                            with Aetna Casualty and Surety Company.
                            Class II Director since August 1998;
                            current term expires 2001.

Martin B. Bernstein, 65,	  	Principal Occupation - President and Director
Director                    of Ponderosa Fibres of America, Inc.(A pulp
                            manufacturer for paper producers).
                            Class II Director since February 1988;
                            current term expires 2001.

Ian M. Cumming, 58,	      		Principal Occupation - Presently and since June
Director                	   1978, Chairman of the Board and a Director of
                            Leucadia.  Director of Skywest, Inc. (a Utah-based
                          	 regional air carrier) since June 1986.
                        	   Director of MK Gold Company (an international gold
                            mining company) since June 1995.
                            Class I Director since February 1988;
                            current term expires 2000.

James E. Jordan, 55,      		Principal Occupation - Financial Consultant,
Director	                   The Jordan Company.  Previously, President
                     					  of the William Penn Co. from 1986 until 1997.
                        				Class III Director since 1997;
                            current term expires 1999.

Thomas E. Mara, 53,	      		Principal Occupation - Presently and
Director                  	 since May 1980, Executive Vice President of Leucadia
	                           and Treasurer of Leucadia since January 1993.
                           	Class I Director since October 1994;
                            current term expires 2000.

Louis V. Siracusano, 52,	 		Principal Occupation - Attorney with
Director                  	 McKenna, Fehringer, Siracusano & Chianese
                            (a law firm) for over seven years.
                            Class II Director since 1985;
                            current term expires 2001.

Joseph A. Orlando, 43,      Principal Occupation - Chief Financial Officer
Director                    of Leucadia since 1996 and Vice President of
                            Leucadia since 1994.
                            Class III Director since 1998;
                            current term expires 1999.

Name, Age and Position			   Principal Occupation, Office
with Company                and Term of Office
[S]
Joseph S. Steinberg, 55,			 Principal Occupation - President of Leucadia since
Director, Chairman of the   January 1979 and Director of Leucadia since
Board                       December 1978.  Director of MK Gold Company  since
                            June 1995. Director since June 1988 of Jordan
                            Industries, Inc., a holding company principally
                            engaged in manufacturing.   Director of  HomeFed
                            Corporation, a California real estate developer,
                            since August 1998.
                            Class I Director since February 1988;
                            current term expires 2000.

Daniel G. Stewart, 80,      Principal Occupation - Independent consulting
Director                    actuary. Previously, Senior Vice	President of
                            Mutual Benefit Life Insurance	Company from 1985
                            to November 1991.
                            Class I Director since 1980;
                            current term expires 2000.

Lucius Theus, 76,				       Principal Occupation - President, The U.S.
Director                    Associates (consultants in civic affairs, human
                            resources	and business management) since 1989.
                            Principal and Director of the Wellness Group, Inc.
                           	(a provider of health promotion programs) since
                            1989 Corporate Director, Civic Affairs of Allied
                           	Corporation (a diversified industrial company)
                            since 1979.
                            Class II Director since 1980;
                            current term expires 2001.

Carmen M. Rivera, 52,			    Principal Occupation - Senior Vice President of
Director & Senior           Small Business Division at Empire since November,
Vice President              1998.  Previously, Select Manager in the  N.Y.C.
                            office at the Travelers Property Casualty
                            Corporation.
                            Class I Director since March 1999;
                            current term expires 1999.

Harry H. Wise, 60,		       	Principal Occupation - President and Director,
Director                    H.W. Associates, Inc. (an investment advisory firm).
                            President and Director, Madison Equity Capital Corp.
                            (a sponsor of private investment partnerships).
                            Class III	Director since 1988;
                            current term expires 1999.

Francis M. Colalucci, 54,			Principal Occupation - Executive Vice President,
Director, Executive Vice    Chief Financial Officer and Treasurer of the
President, Chief Financial  Company and Empire since March 1, 1999.
Officer & Treasurer         Senior Vice President, Chief Financial Officer and
                            Treasurer since January 1996.  Previously, Vice
                            President & Corporate Treasurer of Continental
                            Corporation (an insurance holding Company) from
                            1991 to January 1996.
                            Class III Director since October 1996;
                            Current term expires in 1999.

R.  Scott Conant, 48,    			Principal Occupation - Senior Vice President,
Senior Vice President,			   Claims for the Company and Empire since September
Claims 	                    1997.  Previously, Senior Vice President of Home
                            State Holdings, Inc (an insurance holding company)
                            from August 1996 to September 1997.  Previously,
                            Manager & Consultant for KPMG Peat Marwick, from
                            February 1995 to August 1996.

Item 11.	Executive Compensation

Summary Compensation Table
The following table sets forth certain compensation information for Robert V.
Toppi, currently the Chief Executive Officer of  the Company,  Richard G. Petitt
and Andrew W. Attivissimo who were prior Chief Executive Officers of the
Company, the only executive officers whose compensation paid, or accrued for, under the pooling arrangement exceeded $100,000 for the years ended December 31,
1998, 1997 and 1996.
							                           Summary Compensation Table
    	             		                          	 			       Long Term
	  	                      	Annual Compensation    	     Compensation
Name and Principal     	                           	 LTIP       All Other
   Position                 Salary        Bonus   	Payouts 	   Compensation
                 		Year     $             $        $           $
Robert V. Toppi    1998	   (a)           (a)      (a)         (a)
President & C.E.O

Richard G. Petitt	 1997 	   105,969 	      90,000   -   	       6,767 (b)
Chairman,
President& C.E.O.  1996   	  86,674     	 150,000   -           7,494 (c)

Andrew W. Attivissimo
President & C.O.O. 1996   	  87,791    	   30,000  69,631(b)   89,397(d)

(a) Mr. Toppi receives no compensation from the Company. He is compensated directly by Leucadia.
(b) Includes Salary Cap Restoration Plan ($2,303), Pension Plan ($3,264), and Company match of 401(k) Plan ($1,200).
(c)	Includes Salary Cap Restoration Plan ($2,100), Pension Plan ($4,455) and
Company match of 401(k) plan ($939).
(d)	Contributions made to a trust pursuant to the Empire Long Term Incentive
Plan.

The Company does not directly remunerate directors. The directors of the Company and Empire who are not employees of Empire and the Company were paid an annual retainer of $5,000. In addition, eligible directors receive $1,500 for each joint board meeting attended. For attendance at a meeting of a committee of the joint board, such directors receive $1,500 per meeting. In addition, each Chairperson of a committee is entitled to $500 per annum. All fees paid to such directors are shared in accordance with the pooling agreement.

In 1998, Mr. Richard G. Petitt retired as Director, Chairman of the
Board, President and Chief Executive Officer of the Company and the Group. He was succeeded by Mr. Toppi who is President and C.E.O. and a director. Mr. Steinberg succeeded Mr. Petitt as chairman of the board.

In February 1996, Mr. Patrell retired as Chairman of the Board of Directors and Chief Executive Officer of the Company and Empire; he was a Director of the Company and the Group before resigning on January 1, 1998. Upon his retirement, Leucadia agreed to pay to Mr. Patrell the amount of $1,000,000 of which $333,333 was paid by Empire. Pursuant to the pooling agreement, the Company contributed 30% of the compensation paid by Empire to Mr. Patrell. Mr. Patrell agreed not to compete against Leucadia or its affiliated entities for a two year period.

Mr. Attivissimo was employed pursuant to an Employment Agreement, which terminated on December 31, 1996. The Employment Agreement was to continue from year to year thereafter unless the period of employment was terminated at the end of a calendar year by either Mr. Attivissimo or Empire on at least six months written notice. In May 1996, Mr. Attivissimo retired from his positions as an officer and director of the Company and the Group. Pursuant to the terms of his Employment Agreement, Mr. Attivissimo continued to be paid his normal salary at the rate of $240,000 per annum through December 31, 1997. In addition, Mr. Attivissimo received $1,901,000 in a lump sum supplemental retirement benefit, $482,375 under Empire's

Long Term Incentive Plan and title to an automobile having a book value of approximately $13,000. Pursuant to the pooling agreement, the Company is obligated to pay 30% of the compensation and cost of benefits paid to Mr. Attivissimo.

Pension Plan

Pensions for officers and employees of the Company were provided under a non contributory defined benefit pension plan "prior plan". Any employee was eligible for membership in the plan on January 1st or July 1st of any plan year after which they had completed one full year of service, consisting of a minimum of 1,000 credited hours with Empire, provided they had attained the age of 21 years by or before such date. Members of the prior plan received a basic pension if they worked until their normal retirement date, which was the last day of the month in which they attained 65 years of age with 5 years of, credited service. Any member in the active employ of Empire may have elected early retirement between 55 and 65. A member electing early retirement must have had at least 10 years of service. A monthly average of total compensation received over the highest 5 consecutive plan or calendar years before retirement was taken to compute benefits as follows:

             1.30% of the first $833 per month of average pay, plus
             1.75% of average pay over $833 per month.

The sum of these two credits was multiplied by the years of credited service.
The basic benefit amounts listed in the table below were not subject to any deduction for Social Security benefits or other offset amounts. The maximum benefit payable under the pension plan was $96,400 per year. Benefits accrued under the plan were frozen as of December 31, 1998. The prior plan was merged with the Leucadia plan effective January 1, 1999.

As a result of the curtailment of the pension benefits in 1998, the Group recognized a gain of $6,548,000. In accordance with the pooling aggreement, the Company's share of the curtailment gain is 30%.

The amounts set forth in the following table show estimated annual benefits upon retirement to which the Company contributes 30% of such cost through the pooling agreement.
	   Highest
Five Year Average
 Compensation at                       		Years of Service
  Retirement      10       15       20        2	       30       35
$   10,000       	$ 1,300  $ 1,950  $ 2,600   $ 3,250  $ 3,900  $ 4,550
    25,000      	   3,925    5,888    7,850     9,813   11,775   13,738
    50,000      	   8,300   12,450   16,600    20,750   24,900   29,050
    75,000       	 12,675   19,013   25,350    31,688   38,025   44,363
   100,000       	 17,050   25,575   34,100    42,625   51,150   59,675
   160,000       	 27,500   41,300   55,100    69,000   82,600   96,400

[S]
Effective January 1, 1999, Empire adopted a non-contributory defined benefit contribution plan. The contributions, ranging from 2% - 16% of employees' current pension plan compensation, are based on the age and service of the employee with Empire. These contributions will accumulate for participants on a tax-deferred basis. Participants will have choices to direct the investment of their contributions to their accounts.

Salary Cap Restoration Plan

In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire provided these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the Prior Pension Plan, of the officer's highest five year average compensation (not to exceed $320,000, adjusted for the cost-of-living) at retirement and the current maximum compensation limit of $160,000. The SCRP was an unfunded plan. Along with the defined benefit plan, the benefits under SCRP were curtailed as of December 31, 1998.

Employees' Savings Plan

Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. In 1996, Empire matched 65% of each participant's deferred contribution up to a maximum matching contribution of $813. A participant may also contribute, from his after-tax dollars, an amount, not to exceed 10% of his annual compensation. Effective July 1996, the Savings Plan was amended to allow Empire matching contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. Empire's contributions to the Savings Plan were $420,000, $438,000, and $524,000 in 1998, 1997 and 1996, respectively. Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

Supplemental Retirement Plan

Under Empire's Supplemental Retirement Plan ("SERP"), eligible employees who work until their normal retirement date, which, is the last day of the month in which such employees attain 65 years of age, are entitled to receive monthly benefits equal to (a) the difference between (i) one twelfth of a stipulated percentage (the "stipulated percentage") of such participant's final average compensation (the "base amount") and (ii) the aggregate amount of the monthly pension and benefit entitlement such participant would receive under Prior Plan, Savings Plan and other employee pension benefit plans if such benefits were paid in the form of an annuity for the life of the participant and fifty percent of the participant's monthly Social Security benefit, multiplied, unless otherwise specified in the SERP, by (b) a fraction, not exceeding one (the "reduction factor"), the numerator of which is the number of the participant's years of service and the denominator of which is five. Final average compensation is the average annual compensation paid during any five consecutive calendar years during which the participant's compensation was highest. The SERP provides that the minimum benefit payable is equal to the base amount multiplied by the reduction factor. Participants remaining in the employ of the Company after the normal retirement date continue to accrue benefits under the SERP. Early retirement, between age 55 and 65 under the SERP, is permitted provided the participant electing early retirement has at least ten years of service. Amounts payable under the SERP are paid from the Trust to Fund Benefits under Certain Unfunded Deferred Compensation Plans of the Company, established effective November 1, 1987 (the "Trust Fund"). The Trust Fund is subject to the claims of certain creditors of the Company if the Company becomes insolvent. The Board of Directors had designated one key employee, Andrew W. Attivissimo; to receive benefits under the SERP based on a maximum stipulated percentage of 60% and a minimum stipulated percentage of 30%. In 1996, Mr. Attivissimo received a lump sum payment under the SERP of $1,901,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The table on the following page sets forth information as of March 15, 1999 as to the Common Shares of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common Shares.

           Name and                    	Amount and
           Address of                  	Nature of
           Beneficial                 	Beneficial           		Percent of
           Owner                       	Ownership           		    Class

    Empire Insurance Company       	5,987,401 Common         	  84.6%
    335 Adams Street               	Shares owned of
    Brooklyn, N.Y.  11201         	 record

    Baldwin Enterprises, Inc.      	373,607 Common          	    5.3%
    529 East South Temple          	Shares owned of
    Salt Lake City, Utah 84102     	record

[S]

As discussed in Item 1, "Business", Leucadia (and certain of its wholly-owned subsidiaries) may be deemed a parent of Empire and therefore of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire.

Security Ownership of Management

The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by all directors and by directors and officers of the Company as a group as of December 31, 1998 with respect to the Company's Common Shares and as of April 9, 1998 with respect to Leucadia's and Empire's securities.

Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

Name of Beneficial            Amount and Nature of         Percent of
     Owner                    Beneficial Ownership       	   Class
Martin B. Bernstein     	              -		                     -
Francis M. Colalucci 	                 -		                     -
R. Scott Conant  	                     -		                     -
Ian M. Cumming (1)     	               -		                     -
James E. Jordan                       	-		                     -
Thomas E. Mara                        	-		                     -
Joseph A. Orlando	                     -		                     -
Carmen M. Rivera	                      -		                     -
Louis V. Siracusano     	              -		                     -
Joseph S. Steinberg (1) 	              -		                     -
Daniel G. Stewart          	           -	                     	-
Lucius Theus                           -                    			-
Robert V. Toppi                        -                       -
Harry H. Wise   	                      -		                     -
Directors and executive
Officers as a group 	                  -                     		-
(22 persons) (2)

[S]
(1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of common stock of the Company, by virtue of their respective interest of approximately 15.5% and 14.2% in Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of Common Stock of the Company beneficially owned by Leucadia through its 100% ownership of Empire.
[S]
(2) Aside from the beneficial ownership described in note 1 to this table, five directors and one officer beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.
[S]
Item 13. Certain Relationships and Related Transactions
[S]
See Item 1 of this report and Notes 1, 3, 8, 9, 10 and 11 of Notes to Consolidated Financial Statements for information relating to transactions and relationships between the Company and its affiliates.

                                 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedule

1. The following Financial Statements of Allcity Insurance Company are included in item 8:

	Report of Independent Accountants
	Consolidated Balance Sheets as of December 31, 1998 and 1997.
	Consolidated Statements of Operations for the years ended December 31, 1998,
 1997 and 1996.
 Consolidated Statements of Changes in Shareholders' Equity for the  years
 ended 	December 31, 1998, 1997 and 1996.
	Consolidated Statements of Cash Flows for the years ended December 31,1998,
 1997 and 1996.
	Notes to Consolidated Financial Statements.

2. The information for Schedules I, IV and V required to be filed pursuant to Regulation S-X, Article 7 is contained in the Notes to Consolidated Financial Statements and, therefore, these schedules have been omitted. The information required by Schedules III and IV of Article 7 is combined in Schedule VI - Supplemental Insurance Information Concerning Property/ Casualty Insurance Operations. All other required schedules are not applicable.

      Schedule IV - Supplemental Insurance Information Concerning Property/ Casualty Insurance Operations for the years ended December 31, 1998, 1997 and 1996.

3. The exhibits required by Item 601 of Regulation S-K have been filed herewith, see attached Exhibit Index.

(b) Reports on Form 8-K.

    During the quarter ended December 31, 1998, there were no reports on Form 8-K filed for the Company.

(c) Exhibits Required by Item 601 of Regulation S-K.

    See attached Exhibit Index.

(d) Financial Statements Required by Regulation S-X.

    See Item 14(a).

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLCITY INSURANCE COMPANY

March 30, 1999                           By:/s/ Francis M. Colalucci
                                            Francis M. Colalucci
                                            Director, Executive Vice President,
                                            C.F.O. & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this reporthas been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

/s/ Robert V. Toppi                       		/s/ Francis M. Colalucci
Robert V. Toppi                      	      Francis M. Colalucci
Director, President & C.E.O.               	Director, Executive Vice President,
                                           	C.F.O. & Treasurer


/s/ Joseph S. Steinberg                     /s/	Martin B. Bernstein
Joseph S. Steinberg                        	Martin B. Bernstein
Director, Chairman of the Board            	Director


/s/ Louis V. Siracusano                  	  /s/ Harry H. Wise
Louis V. Siracusano                        	Harry H. Wise
Director                                   	Director



/s/ Daniel G. Stewart                       /s/ Thomas E. Mara
Daniel G. Stewart                          	Thomas E. Mara
Director                                  	 Director



/s/ Ian M. Cumming                          /s/ James E. Jordan
Ian M. Cumming                             	James E. Jordan
Director                                	   Director



/s/ Lucius Theus                         	  /s/	Carmen M. Rivera
Lucius Theus                               	Carmen M. Rivera
Director                                   	Director, Senior Vice President



/s/ Joseph A. Orlando
Joseph A. Orlando
Director

EXHIBIT INDEX


The following designated exhibits, as indicated below, are either filed herewith (if indicated by an asterisk) or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference to such filings. Reference is made to Item 8 of this Form 10-K for a listing of certain financial information and statements incorporated by reference herein. [S]
Exhibit Number       Description of Document
[S]
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

Exhibit Number        Description of Document

       10(f) Tax Allocation Agreement dated February 28, 1989 among the Company, PHLCORP, Empire, Centurion, Empire Livery Services, Inc., Executroll Services Corporation, and Empall Agency Incorporated. (Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

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

       27*		         	Financial Data Schedule

ITEM 8.  Financial Statements and Financial Statement Schedule

                                                         										     Page
The following financial information is submitted herein:

Report of Independent Accountants						                                 F2
Consolidated Balance Sheets as of December 31, 1998 and 1997           	F3
Consolidated Statements of Operations for the years
ended December 31, 1998, 1997 and 1996                                		F4
Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1998, 1997 and 1996                   	F5
Consolidated Statements of Cash Flows for the years ende
December 31, 1998, 1997 and 1996                                       	F6
Notes to Consolidated Financial Statements.                     		      F7-F28


Financial Statement Schedule:

Schedule VI- Supplemental Insurance Information
Concerning Property/Casualty Insurance Operations for the
years ended December 31, 1998, 1997 and 1996                          		F29






                                      -F1-

                     REPORT OF INDEPENDENT ACCOUNTANTS
[S]
February 18, 1999
[S]
To the Board of Directors and
Shareholders of Allcity Insurance Company:
[S]
In our opinion, the consolidated financial statements listed in the index appearing under item 14(a) (1) (2) of this Form 10-K, present fairly, in all all material respects, the financial position of Allcity Insurance Company and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a) (1) (2) of this Form 10-K, present fairly in all respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
[S]
[S]


                         PRICEWATERHOUSECOOPERS LLP
[S]
New York, New York


                                      -F2-

CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)
 								                                            December 31,
 ASSET                                             1998        1997
   Investments:
   Fixed maturities
	  Available for sale (amortized cost of
   $181,214 in 1998 and $268,091 in 1997) 	        $181,729	   $269,055
   Held to maturity (fair value
   of $502 in 1998 and $497 in 1997)                		  502	        485
   Equity securities available for sale                 176	        447
   Short-term              			                       20,186	      1,749
  	Other Invested Assets                             31,446           -
   TOTAL INVESTMENTS                                234,039     271,736
   Cash                             	                   390       2,863
   Agents' balances, less allowance for
   doubtful accounts ($1,817 in 1998 and
   $1,561 in 1997)                    				           10,015      13,109
   Accrued investment income		                      		3,662       2,942
   Reinsurance balances receivable                  295,994     273,280
   Prepaid reinsurance premiums                      37,691      55,074
   Deferred policy acquisition costs                  5,365       7,079
   Deferred tax benefit                              11,101      11,462
   Due from affiliates                				            3,010          -
   Other assets	                           					      4,437       2,704
   TOTAL ASSETS                                	   $605,704    $640,249
LIABILITIES
   Unpaid losses					                          	   $382,109    $361,341
   Unpaid loss adjustment expenses             	     52,123      56,185
   Unearned premiums                                 63,972      90,807
   Drafts payable                                    	3,912       4,983
   Due to affiliates                                     -       14,427
   Unearned service fee income               			      2,240       4,539
   Reserve for servicing carrier claim expenses      	1,730      	3,701
   Reinsurance balances payable		              	     	  885       4,825
   Other liabilities                                 	5,233       6,567
   Surplus note                             				     15,300      14,710
   TOTAL LIABILITIES                                527,504     562,085
SHAREHOLDERS' EQUITY
   Common stock, $1 par value: 7,368,420
   shares authorized; 7,078,625 shares issued
   and outstanding in 1998 and 1997                  	7,079       7,079
   Additional paid-in capital                         9,331       9,331
   Accumulated other comprehensive income net of
   deferred taxes of $242 and $494 in 1998 and
   1997, respectively 	        	                        449         917
   Retained earnings                                 61,341      60,837
TOTAL SHAREHOLDERS' EQUITY                           78,200      78,164
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $605,704    $640,249

See Notes to Consolidated Financial Statements.

                                     -F3-

CONSOLIDATED STATEMENTS OF OPERATIONS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share
and per share amounts)
                                             Year  Ended December  31,

                                         1998     1997     1996
REVENUES
   Premiums earned                         $67,512   $80,891   $96,073
   Net investment income                    14,523    15,694    16,358
   Service fee income                        3,389     5,696     6,608
   Net securities gains and(losses)          6,079      (192)    1,130
   Other income            			                 567       535       621
                               	  	   				  92,070   102,624   120,790

LOSSES AND EXPENSES
   Losses                                   62,282    68,901    76,387
   Loss adjustment expenses        		    	   7,307    13,144    11,963
   Other underwriting expenses, less
   deferrals of $11,697 in 1998, $14,616
   in 1997 and $15,333 in 1996               7,705     4,886    11,681
   Amortization of deferred policy
   acquisition costs                 	   	  13,411    15,245    16,204
   Interest on surplus note                    591       595       591
                                    	       91,296   102,771   116,826

INCOME/(LOSS) BEFORE FEDERAL INCOME TAX        774      (147)    3,964

FEDERAL INCOME TAXES
    Current (benefit)/expense                 (343)     (227)    2,501
    Deferred expense/(benefit)                 613       163	   (1,171)
                                       	       270       (64)    1,330
             NET INCOME/(LOSS)             $   504   $   (83)  $ 2,634

Per share data, based on 7,078,625
Average shares outstanding in 1998,
1997 and 1996
BASIC and DILUTED EARNINGS/(LOSS)PER SHARE $  0.07   $ (0.01)  $  0.37

See Notes to Consolidated Financial Statements.

                                    -F4-

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                SHAREHOLDERS' EQUITY

                                                        	    Total
                                              	Additional    Share-
        		Common Stock	 Paid-In 	Comprehensive  Retained	    holders'
          Shares Amount	Capital		   Income       Earnings
Equity
Balance
at
January
1,1996    $7,079 $7,079 $9,331		 $1,240         $58,286 	    $75,936
Comprehensive Income:
Net income
for the year	                            				     2,634	       2,634
Net change
in unrealized
(loss) on
investments
(net of
deferred
benefit
of $1,567)                       (2,912)         	            (2,912)
Comprehensive
Income/(loss)                    	           	          	       (278)
Balance at
December
31, 1996   7,079  7,079  9,331   (1,672)         60,920       75,658
Net loss
for the
year                                          		    (83)         (83)
Net change
in unrealized
gain on
investments
(net of
deferred
taxes of
$1,394)			                        2,589                    		  2,589
Comprehensive
Income           	           	    		 	                         2,506
Balance as
of December
31, 1997   7,079  7,079	  9,331	     917          60,837      78,164
Comprehensive Income:
Net income
for the year              			                       504          504
Unrealized
holding gain
arising during
the period
(net of deferred
tax of $767)					                 1,425                        1,425
Less reclassification
of net securities
gains included in
net income (net
of deferred tax
of $1,019)	                      (1,893)                      (1,893)
Comprehensive Income                                              36
Balance as
of December
31, 1998  $7,079 $7,079	$9,331   $  449	        $61,341			   $78,200

                                       -F5-
[S]

CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                                Year  Ended December 31,
                              	 				    	  	   1998       1997      1996
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                         			 		$   504    $   (83)  $ 2,634
  Adjustments to reconcile net income/(loss)
  to net cash(used for)/provided by operating
  activities:
   Provision for deferred tax benefits         	    613        163    (1,171)
   Amortization of deferred policy
   acquisition costs                         			 13,411     15,245    16,204
   Provision for doubtful accounts             	    256        198       270
   Net securities(gains) and losses              (6,079)       192    (1,130)
   Policy acquisition costs incurred
   and deferred                               		(11,697)   (14,616)  (15,333)
   Net change in:
   Agents' balances                            	  2,838      4,507     3,071
   Reinsurance balances receivable             	(22,714)    (9,121)   (6,544)
   Prepaid reinsurance premiums                	 17,383     14,987     9,224
   Unpaid losses and loss adjustment expenses  	 16,706     11,439     6,208
   Unearned premiums                           	(26,835)   (20,850)  (14,285)
   Drafts payable                              	 (1,071)      (729)      868
   Due to and (from) affiliates                	(17,437)       195    (3,633)
   Unearned service fees                       	 (2,299)      (922)      352
   Reserve for service carrier claims expenses 	 (1,971)    (4,342)    1,133
   Reinsurance balances payable                  (3,940)       (62)    1,411
   Other                                         (2,526)      (413)    2,907

 NET CASH (USED FOR)/PROVIDED BY
 OPERATING ACTIVITIES			                		      (44,858)    (4,212)    2,186

 NET CASH FLOWS FROM INVESTING ACTIVITIES
  Available for Sale:
  Acquisition of fixed maturities              (246,375)  (147,423) (172,010)
  Acquisition of other invested assets          (31,446)        -         -
  Proceeds from sale of fixed maturities        323,177    120,272   140,862
  Proceeds from maturities of fixed
  maturities                                   	 15,466     13,301    36,767
  Net change in short-term investments         	(18,437)    18,693    (8,845)
 NET CASH PROVIDED BY/(USED FOR) INVESTING
  ACTIVITIES                                   	 42,385      4,843    (3,226)

 NET(DECREASE)/INCREASE IN CASH                	 (2,473)       631    (1,040)
  Cash at beginning of year     	                 2,863      2,232     3,272
  Cash at the end of year                      	$   390    $ 2,863   $ 2,232

  Cash paid for federal income taxes            $ 2,242    $ 1,428   $ 3,686

See Notes to Consolidated Financial Statements.

                                         -F6-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
[S]
NOTE 1-ORGANIZATION
[S]
Allcity Insurance Company ("Allcity" or the "Company") is a property and casualty insurer and includes the results of its subsidiary, Empall Agency, Inc. ("Empall"). Empire Insurance Company ("Empire"), a property and casualty insurer owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 5.3% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

The property and casualty insurance business written by Empire and Allcity is subject to a pooling agreement under which premiums, losses, loss adjustment expenses and other underwriting expenses are shared on the basis of 70% to Empire and 30% to Allcity. The pooling percentages have been changed from time to time and may be changed in the future subject to New York State Insurance Department approval. Allcity has no employees of its own. Empire provides administrative services and 30% of the related expenses are allocated to Allcity.

The Company's three business segments and principal lines of business are (1) automobile (private passenger and commercial), (2) commercial (commercial multi-peril, workers' compensation and other liability) and (3) miscellaneous and personal (fire, allied and homeowners) insurance coverage. Based on the Company's 1998 net earned premiums, approximately 57%, 30% and 13% of such premiums were for the automobile, commercial and miscellaneous and personal lines of business, respectively. The Company markets its products primarily to individuals, retail establishments, restaurants, livery and taxicab owners, and several types of service contractors. A portion of the Company's and Empire's automobile business, both private passenger and commercial, is assigned risk business acquired through contractual arrangements with other insurance companies, some of which are competitors. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Group within parameters established by the New York State Insurance Department. In addition, the Group received a fee for providing administrative services, including claims processing, underwriting and collection activities, for the New York Public Automobile Pool ("NYPAP") and the Massachusetts Taxi and Limousine Pool. These latter arrangements do not involve the assumption of any material underwriting risk by the Group. Effective February 28, 1998, the Group ceased serving as a servicing carrier for the NYPAP, thereby enabling the Group to concentrate its resources on its core non-service businesses and redeploy certain resources previously dedicated to the NYPAP. Under the pooling arrangement, the Company assumes 30% of the fees and costs of these arrangements.
[S]
                                      -F7-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1--ORGANIZATION-CONTINUED

The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Based on 1998 direct premiums written, approximately 4% of the property and casualty business written by the Company and Empire was from sources outside New York State.

The Company and Empire distribute their products through seven general agents, one of which is an Empire subsidiary, and independent agents and brokers. Empire's wholly-owned general agent is its largest producer and generated approximately 12% of its total earned premium volume for the year ended December 31, 1998.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments: Fixed maturities are designated as either (i) "held to maturity" and carried at amortized cost, (ii) "trading" and carried at estimated market value, which is based on quoted market prices, with differences between cost and estimated fair value reflected in results of operations or (iii) "available for sale" and carried at estimated fair value with differences between cost and estimated fair value being reflected as accumulated other comprehensive income, net of deferred income tax effects. Equity securities are designated as available for sale and carried at estimated fair values with differences between cost and estimated fair value reflected as accumulated other comprehensive income, net of deferred income tax. Other invested assets are designated as trading securities. Short-term investments are carried at cost which approximate fair value.

At December 31, 1998 and 1997, investments in fixed maturities on deposit with the New York State Insurance Department, which the Company has the intent and ability to hold to maturity, are classified as "Investments held to maturity". All other investments in fixed maturities and equity securities at those dates are classified as "Investments available for sale" and stated at estimated fair market value. Net unrealized appreciation (depreciation) on investments available for sale (net of deferred tax/(benefit)) is included as accumulated other comprehensive income.

Investment income is reported when earned.

Net securities gains or losses on the sale of investments are determined on a specific identification basis and are included in revenues. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable value.


                                      -F8-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED

Unearned Premiums: Unearned premiums have been calculated predominantly using he daily pro rata method for the business processed on the Point system for new and renewed business recorded in 1998. All other premiums have been calculated using the monthly pro rata method.

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

Reinsurance: Unpaid losses, unpaid loss adjustment expenses and unearned premiums are stated gross of reinsurance ceded. Premiums written and earned, losses and LAE paid and incurred, and other underwriting expenses are stated net of reinsurance ceded.

Pension Cost: Empire funds actuarially determined pension costs as currently accrued; 30% of such pension costs are allocated to Allcity.

Policy Acquisition Costs: Policy acquisition costs such as commissions, premium taxes and certain other underwriting expenses are deferred and amortized ratably over the terms of the related policies. Deferred policy acquisition costs are limited to their net realizable value after consideration of investment income on the related premium. If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations.

Participating Policies: Participating business on workers' compensation lines constitutes approximately 4.9% of the Company's policies in force and net premiums written. Amounts transferred to the participating policyholders' funds are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of policyholders' dividends recorded on participating policies was $78,000, $315,000 and $946,000, in 1998, 1997 and 1996, respectively. Unpaid dividends to participating policyholders are included as a liability in the consolidated balance sheets.

Servicing Arrangements: Service fee income from assigned risk business acquired through contractual arrangements with other insurance companies is recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method.
[S]
                                       -F9-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED

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
                             	  	      1998	      1997       1996
Premiums Earned              	   	  $  4,091	  $ 29,076   $ 59,158
Losses Incurred            	          23,543	    50,745     76,939
Unpaid Losses                         70,469     98,150    119,223

[S]
The premiums, losses and expenses of the business for which the Company provides administrative services are reflected on the financial statements of those insurance companies, including the Company, in New York State which are required to participate in the NYPAP. In its role as a servicing carrier, the Company is liable only for the loss adjustment expenses which are reflected as a reserve for servicing carrier claim expense and are determined using case basis evaluations and statistical analyses.

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

Earnings Per Share: Earnings per share ("EPS") are based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 1998, 1997 and 1996 and therefore, basic and diluted EPS are the same.

New Pronouncements: As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in the consolidated financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include unrealized appreciation (depreciation) of investments, which is currently reported as other accumulated comprehensive income in the balance sheet.

                                     -F10-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement requires that companies report certain information about their operating segments in the financial statements including information about the products and services from which revenues are derived, the geographic areas of operations, and information about major customers. In connection with the adoption of SFAS No. 131, the Company has identified three reportable segments:1) automobile lines; 2) commercial lines; and 3) miscellaneous and personal lines. The operating segments were determined based on the way management allocates resources and assesses performance.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") was issued in February, 1998 and requires the following additional disclosures for employers' pensions and other retiree benefits:

(1) A reconciliation of beginning and ending balances of the benefit obligation.
(2) A reconciliation of the fair value of the plan assets.
(3) The effect of a one percentage point decrease in the assumed health care cost trend rates on
     a)the aggregate of the service and interest cost components of net periodic post retirement health care benefit cost and
     b)the accumulated post retirement benefit obligation for health care benefits.

SFAS No. 132 does not have any effect on the financial position or results of operations of the Company.

In January, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"), which is effective for fiscal years beginning after December 15, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. The financial position and operating results of the Company is not expected to be materially affected by this statement.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998 and requires that all derivative financial instruments be recognized as either assets or liabilities in the statement of financial position. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of the first quarter of the fiscal year. The Company is currently evaluating the impact to its financial statements.

                                -F11-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2--ACCOUNTING POLICIES-CONTINUED

Presentation: Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

NOTE 4-INVESTMENTS

Investment income by source is summarized as follows:
                                  					 	  	 Year Ended December 31,
                                             1998     1997     1996
                              			     				      (In thousands)
Investment income:
    Fixed maturities                         $12,702  $15,627  $15,955
    Other invested Assets    			               1,445       -        -
    Short-term investments                   	   715     	385      742
                                              14,862   16,012   16,697
         Less: Investment expenses               339      318      339
             NET INVESTMENT INCOME           $14,523  $15,694  $16,358

[S]

 Investments at December 31, 1998 are summarized as follows:

                                                           Esti-
           		                           Gross Unrealized   mated
                              Amortized  Appre-  Depre-    Fair
                                Cost    ciation  ciation   Value
                                           (In thousands)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies         $145,061  $  365   $ 284     $145,142
Mortgage-backed
securities                      21,302     413      -        21,715
Foreign governments                909      26      -           935
All other corporate bond        13,942     206     211       13,937
Total Fixed Maturities	        181,214   1,010     495      181,729
Equity securities                   -      176      -           176
    TOTAL INVESTMENTS
    AVAILABLE FOR SALE         181,214   1,186     495      181,905

Held to maturity:
U.S. Treasury securities           502      -       -           502
      TOTAL INVESTMENTS
      HELD TO MATURITY             502      -       -           502
      Short-term                20,186      -       -        20,186
      Other invested assets     31,446      -       -        31,446

TOTAL INVESTMENTS             $233,348  $1,186    $495     $234,039

                                            -F12-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4--INVESTMENTS CONTINUED

Investments at December 31, 1997 are summarized as follows:


                                     Gross   Unrealized  Estimated
                          Amortized  Appre-  Depre-      Fair
                             Cost    ciation ciation     Value
                                     (In thousands)
Available for sale:
U.S. Treasury securities
and obligations of U.S.
government agencies        $218,088  $1,327  $  596      $218,819
Mortgage-backed
securities                   29,437     298     113        29,622
Foreign governments          15,143     121      77        15,187
All other corporate bonds     5,423       7       3         5,427
Total Fixed Maturities	     268,091   1,753     789       269,055
Equity securities                -      447      -            447
   TOTAL INVESTMENTS
   AVAILABLE FOR SALE       268,091   2,200     789       269,502
Held to maturity:
U.S. Treasury securities        485      12      -            497
   TOTAL INVESTMENTS
   HELD TO MATURITY             485      12      -            497

Short-term                    1,749      -       -          1,749
TOTAL INVESTMENTS          $270,325  $2,212  $  789      $271,748

[S]

The amortized cost and estimated fair values of fixed maturities (including short term securities) at December 31, 1998 are shown as follows
(in thousands):
						                                    Amortized      Fair
                                             Cost        Value
Investments available for sale:
Due in one year or less                       $ 27,620    $ 27,663
Due after one year through five years          121,586     121,562
Due after five years through ten years          30,892      30,975
              Sub total                        180,098     180,200
Mortgage-backed securities	           	         21,302      21,715
              Sub total			                     201,400     201,915
Investments held to maturity:
Due after one year through five years              502         502
              TOTAL                           $201,902    $202,417

[S]
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company sold certain fixed maturities during 1998, 1997 and 1996 and realized gross gains of $6,227,000, $216,000 and $1,354,000, respectively. Realized gross losses of $91,000, $298,000 and $224,000 were realized on these sales in 1998, 1997 and 1996, respectively, before income taxes. In 1997, the Company realized a gross gain of $129,000 before taxes, from the conversion of a portion of stock received from a trade organization membership, Insurance Services Offices, into a stock company.


                                            -F13-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4--INVESTMENTS CONTINUED

The changes in unrealized appreciation/(depreciation) on investments available for sale in fixed maturities were $(720,000) and $3,983,000 for the years ended
December 31, 1998 and 1997, respectively, before income taxes.

As of December 31, 1998 and 1997, a security with an amortized cost of approximately $502,000 and 485,000, respectively, was on deposit with the New
York State Insurance Department.

During 1998 and 1997, the Company sold call options on certain U.S. Treasury
Notes and recognized investment losses of $57,000 and $239,000, respectively.

NOTE 5--STATUTORY INFORMATION

The following is a reconciliation of net (loss)/income and surplus as reported on a statutory basis to net income /(loss) and shareholders' equity as determined in conformity with generally accepted accounting principles ("GAAP
Basis") (in thousands):
                                               Years Ended December 31,
                                               1998      1997     1996
Statutory net (loss)/income                  $  (50)    $ 505   $7,233
Add (deduct):
  Change in deferred policy acquisition
    costs                                    (1,714)     (628)    (871)
  Change in allowances for doubtful
    accounts                                   (256)     (198)    (270)
  Policyholders' dividends                       90	       60     (450)
  Retrospectively rated reinsurance contracts     -         -   (3,365)
  Pension plan curtailment gain               1,964         -        -
  Capitalized systems development costs       1,440       600
  Other postretirement benefits                 210       276     (176)
  Deferred tax (expense)/benefit               (613)     (163)   1,171
  Interest on surplus note                     (591)     (595)    (591)
  Other                                          24        60      (47)
                         	GAAP Basis         $  504     $ (83)  $2,634


                                      -F14-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 5--STATUTORY INFORMATION -CONTINUED
                 		              		                DECEMBER 31,
         	    		          	                 1998              1997
                                                  (In thousands)
Statutory Shareholders' Equity and Surplus  $72,701           $70,088
 Add (deduct):
  Deferred policy acquisition costs           5,365	    	       7,079
  Nonadmitted assets, less allowance
    for doubtful accounts                     1,919             1,984
  Capitalized systems development costs       2,040            			600
  Provision for unauthorized reinsurance        205               108
  Policyholders' dividends                     (300) 	           (390)
  Excess of statutory reserves over
    statement reserves                            - 	           1,143
  Deferred tax benefit                       11,101            11,462
  Other postretirement benefits                (257)             (467)
  Net unrealized appreciation
    on investments                       	      515               964
  Surplus note                              (15,300)          (14,710)
  Other                                         211               303
                           GAAP Basis      $ 78,200           $78,164

[S]
The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York State Insurance Department, no New York domestic property/casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceeding twelve months, exceeds the lessor of (1) 10% of surplus to policyholders as shown by its last statutory annual statement or (2) one hundred percent of adjusted net investment income during such period. At December 31, 1998 $7,280,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Pratices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. It is known whether the New York Insurance Department will adopt the Codification, and whether the Department will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance if adopted by the Department.
                                  -F15-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 6--AGENTS' BALANCES

Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 1996, 1997 and 1998 is summarized as follows
(in thousands):
           Balance at January 1,1996                  $1,093
           Provision                                   2,089
           Charge-offs, net of recoveries             (1,819)

           Balance at December 31,1996                 1,363
           Provision                                   1,470
           Charge-offs, net of recoveries             (1,272)

           Balance at December 31,1997                 1,561
     	     Provision                                   1,362
	          Charge-offs, net of recoveries             (1,106)

     	     Balance at December 31,1998                $1,817

[S]
NOTE 7-UNPAID LOSSES AND LAE
[S]
The Company has relied upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed.

                                    -F16-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 7--UNPAID LOSSES AND LAE - CONTINUED

In the following table, the liability for losses and LAE are reconciled for the three years ended December 31, 1998, 1997 and 1996. Included therein are current year data and prior year development.

	         RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                         1998       1997       1996
(In thousands)
SAP liability for losses and LAE,
net, of reinsurance,
beginning of year                        $145,260   $143,494   $142,718

Provision for losses and LAE for
claims occurring in the current year       56,698     73,741     80,216
Increase in estimated losses and LAE
for claims occurring in prior years        12,891      8,304      8,134
                                           69,589     82,045     88,350

Loss and LAE payments for claims
occurring during:
    The current year                       19,203     23,804     27,192
    Prior years                            55,875     56,475     60,382

                                           75,078     80,279     87,574


SAP liability for losses and LAE,
net of reinsurance                        139,771    145,260    143,494

Reinsurance recoverable                   294,461    272,266    262,593

Liability for losses and LAE
  at end of year as reported in
  financial statements (GAAP)            $434,232   $417,526   $406,087

[S]
Based upon actuarial studies conducted during 1998, 1997 and 1996 the Company strengthened reserves for losses from prior accident years by approximately $12.9 million in 1998 primarily related to commercial liability, commercial auto and workers' compensation lines, by approximately $8.3 million in 1997, primarily related to commercial package and voluntary commercial automobile lines of business and by approximately $8.1 million in 1996, primarily related to commercial package and voluntary commercial automobile lines of business.
[S]
The Company has purchased annuities with various life insurance companies for number of settled claims. The claimants have been designated as payees; however, the Company has a contingent liability of approximately $3.4 million which represents the aggregate amount of settlements with the claimants, in the event of the failure of the various life insurance companies to perform.


                                       -F17-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8--REINSURANCE

The Company has obtained reinsurance coverage to reduce its risk of and exposure to large insurance claims and catastrophes. The Company retained $0.5 million on workers' compensation and $0.3 million for property and casualty lines for all three years. The Company also uses reinsurance to protect itself against certain catastrophic losses. Its retention of lower level losses under such treaties is $7.5 million for 1999 and 1998, $5.0 million for 1997 and $3.0 million for 1996. Due to the geographic concentration of its business, the Company believes hurricanes, windstorms and civil disturbances are its most significant exposure to catastrophic losses. Computer modeling programs provided by independent consultants are used to estimate exposure to such losses. The Company believes it presently has sufficient catastrophe reinsurance protection.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The majority of the Company's reinsurance has been placed with certain of the largest reinsurance companies, including (with their A. M. Best ratings)
General Reinsurance Corporation (A++) (superior), American Re-Insurance Company
(A++) (superior), Partner Re Co., Ltd. (A+)(superior), IPC Re Ltd. (A)
(excellent), CAT Ltd. (A)(excellent) and Zurich Reinsurance (North America),
Inc. (A)(excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any non-recoverable reinsurance.

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

Assets and insurance reserves at December 31, 1998 and 1997 (including
$333.7 million and $328.4 million, respectively, which represent reinsured amounts principally arising from the intercompany pooling agreement with Empire) are as follows (in thousands):
                                               Ceded to
                          				  		     Empire      Others   Total
As of December 31, 1998
Prepaid reinsurance premiums           $ 37,477    $   214  $ 37,691
Reinsurance balances receivable on:
  Paid losses                                -       1,534     1,534
  Unpaid losses                         217,958     39,633   257,591
  Unpaid loss adjustment expenses        32,235      4,634    36,869

                                  -F18-

NOTES TO CONSOLIDATED FINANCIAL STAEMENTS -- CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
NOTE 8 - REINSURANCE -- CONTINUED
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

[S]

An analysis of reinsurance premiums, losses, LAE and commissions for the years ended December 31, 1998, 1997 and 1996 are summarized as follows
(in thousands):
                    Direct    Assumed         Ceded              Net
                              Empire   Others Empire    Others
1998
Premiums earned     $142,065  $ 67,512  $100  $135,419  $ 6,746  $67,512
Losses incurred      173,235    62,282   409   155,446   18,198   62,282
LAE incurred          17,202     7,307    74    15,963    1,313    7,307
Commissions incurred  15,886     8,438    10    14,795    1,101    8,438

Premiums written     117,449    58,059    48   111,135    6,362   58,059
Losses paid          146,208    62,323   655   135,539   11,324   62,323
LAE paid              15,576    12,755    74    15,157      493   12,755
Unearned premiums(a)  53,720    26,281    33    53,539      214   26,281
Unpaid losses(a)     349,699   124,518 1,303   311,369   39,633  124,518
Unpaid LAE(a)         50,685    15,253    -     46,051    4,634   15,253

1997
Premiums earned     $191,175  $ 80,891 $ 142  $178,488  $12,829  $80,891
Losses incurred      170,395    68,901   195   155,122   15,468   68,901
LAE incurred          16,345    13,144    62    15,489      918   13,144
Commissions incurred  22,121    10,666     4    20,271    1,854   10,666

Premiums written     169,911    75,029    81   157,359   12,633   75,029
Losses paid          161,192    68,512   634   150,628   11,198   68,512
LAE paid              13,368    11,767    62    13,090      340   11,767
Unearned premiums(a)  78,336    35,733    85    77,823      598   35,733
Unpaid losses(a)     322,671   124,559 1,548   291,461   32,758  124,559
Unpaid LAE(a)         49,058    20,700    -     45,244    3,814   20,700

1996
Premiums earned     $235,467  $ 96,073  $277  $222,909  $12,835  $96,073
Losses incurred      182,132    76,387   209   170,630   11,711   76,387
LAE incurred          13,827    11,963    72    11,679    2,220   11,963
Commissions incurred  25,556    10,987     8    23,259    2,305   10,987

Premiums written     222,467    91,011   200   210,068   12,599   91,011
Losses paid          177,454    75,938   728   170,948    7,234   75,938
LAE paid              12,843    11,636    72    12,321      593   11,636

(a) Amounts as reflected in the consolidated balance sheet can be derived
[S]

                                      -F19-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8--REINSURANCE-CONTINUED

by adding together amounts for direct and assumed and subtracting from this sum
30% of the amount ceded to Empire. The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

An analysis of the effect of reinsurance on premiums by business segment for the years ended December 31, 1998, 1997 and 1996 are summarized as follows
(in thousands):
                                                                Percentage
                                  Assumed    Ceded              of Amount
                        Direct     from        to        Net     Assumed
                        Amount    Empire(a) Empire(b)   Amount    to Net
1998
Premiums written:
   Automobile lines   $ 49,028    $31,439   $ 49,076   $31,391    100.2%
   Commercial lines     56,979     18,282     56,979    18,282    100.0%
   Miscellaneous and
   personal lines       11,442      8,386     11,442     8,386    100.0%
              Total   $117,449    $58,107   $117,497   $58,059
1997
Premiums written:
   Automobile lines   $ 85,701    $44,565    $85,782   $44,484    100.2%
   Commercial lines     73,455     22,107     73,455    22,107    100.0%
   Miscellaneous and
   personal lines       10,755      8,438     10,755     8,438    100.0%
              Total   $169,911    $75,110   $169,992   $75,029
1996
Premiums written:
   Automobile lines   $131,542    $60,362   $131,742   $60,162    100.3%
   Commercial lines     80,758     25,243     80,758    25,243    100.0%
   Miscellaneous and
   personal lines       10,167      5,606     10,167     5,606    100.0%
              Total   $222,467    $91,211   $222,667   $91,011

 (a)Includes $48, $81 and $200 assumed from non-affiliates in 1998, 1997 and 1996, respectively, before the effects of the pooling agreement described in Note 1.
 (b)Includes $6,362, $12,633 and, $12,599 ceded to non affiliates in 1998, 1997 and 1996, respectively, before the effects of the pooling agreement described in Note 1.

[S]
NOTE 9--FEDERAL INCOME TAXES

The Company has been included in the consolidated federal income tax returns o Leucadia since 1993. Under the terms of the tax sharing agreement, members compute their tax provision on a separate return basis and are either charged their share of federal income tax resulting from their taxable income or are reimbursed for the tax benefits resulting from losses. As of December 31, 1998 and 1997, the Company's liability to affiliates for income taxes was $5,533,00 and $8,125,000, respectively.


                                 -F20-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 9--FEDERAL INCOME TAXES -- CONTINUED

The principal components of the deferred tax asset at December 31, 1998 and 1997 were as follows (in thousands):
                                                 1998      1997
  Unpaid loss and loss adjustment
    expense reserves                           $7,365	   $7,576
  Unearned premiums                             1,840	    2,501
  Employee benefits and compensation              791	    1,221
  Interest accrued on surplus note              2,905	    2,698
  Allowance for doubtful accounts                 636       547
  Deferred policy acquisition costs            (1,878)   (2,478)
  Unrealized appreciation on investments	      	 (242)     (494)
  Investment in Ramius LLP                        459        -
  Capitalized system development costs           (714)     (210)
  Other, net                                      (61)      101
                   Total                      $11,101	  $11,462

[S]
The Company believes that it is more likely than not that the deferred tax asset at December 31, 1998 will be fully realized based on the availability of taxable income.

For the years 1998, 1997 and 1996, the difference between the "expected" statutory federal income tax applicable to continuing operations and the actual income tax expense are as follows:

                       					      1998        1997      1996
Expected federal income tax       $ 271       $  (51)   $1,388
Other                 		    		       (1)         (13)      (58)
Actual federal income tax         $ 270       $  (64)   $1,330

[S]
NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS
[S]
Empire had a trusteed non-contributory defined benefit pension plan covering substantially all employees. The benefits were based on years of credited service and the employees' highest compensation during any five consecutive plan or calendar years before retirement. Empire's policy was to fund pension costs on a current basis using an aggregate method.


                                       -F21-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS -- CONTINUED

The following tables set forth certain information relating to Empire's non-contributory defined benefit pension plan (in thousands):

            			                            						    December 31,
                                              	     1998     1997
Reconciliation of the benefit obligation

Projected Benefit Obligation at beginning of year	  $27,765  $26,927
Service Cost                    					        		       1,794    1,628
Interest Cost				                     			             1,906    1,985
Actuarial loss          		           					              323    1,733
Benefits paid	           					                 	     (2,521)  (4,508)
Curtailment gain 							                              (7,231)      -
Projected Benefit Obligation at end of yea	          $22,036  $27,765

Reconciliation of the fair value of plan assets

Fair value of plan assets at beginning of year   		  $25,152  $25,700
Actual return on plan assets	                  				    1,637    2,838
Employer contributions	                       					      925    1,122
Benefits paid   		                          	  				   (2,521)  (4,508)
Fair value of plan assets at end of year		   	       $25,193  $25,152

Funded Status

Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including vested
  benefits of $21,188 in 1998 and $19,355 in 1997	   $22,036  $20,763

Projected benefit obligation for services
rendered to date                                     (22,036) (27,765)
Plan assets at fair value (primarily bonds and
stocks)                                           	   25,193   25,152

                    PROJECTED BENEFIT OBLIGATION
               LESS THAN(IN EXCESS OF)PLAN ASSETS      3,157   (2,613)
Unrecognized prior service cost                           82       98
Unrecognized net gain from past experience
different from that assumed and effects of
Changes in assumptions 	                       				     (340)    (103)
Unrecognized net obligation at transition date		         258      386
                   PREPAID PENSION/(ACCRUED)    	    $ 3,157  $(2,232)



                                       -F22-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS --CONTINUED

Components of net pension cost:
                                              Years Ended December 31,
                                      								   1998     1997     1996
Service cost-benefits earned during the period   $1,794   $1,628   $1,862
Interest cost on projected benefit obligation     1,906    1,985    2,098
Actual return on plan assets                     (1,637)  (2,838)  (2,120)
Deferred (loss) gain on plan assets                (124)   1,039      556
Net amortization and deferral                       145      145      298

                    NET PERIODIC PENSION COST    $2,084   $1,959   $2,694

Discount rate				                                 6.75%     7.0%     7.5%
Rate of Increase in future compensation		           N/A     5.0%     5.0%
Long-term rate of return on plan assets           7.50%     7.0%     7.0%

[S]

Benefits accrued under the plan were frozen as of December 31, 1998. The prior plan was merged with the Leucadia plan effective January 1, 1999.

As a result of the curtailment of the pension benefits in 1998, the Group recognized a gain of $6,548,000. In accordance with the pooling agreement, the Company's share of prepaid pension/accrued and net periodic pension cost is 30% of the amounts reflected above.

Effective January 1, 1999, Empire adopted a defined contribution plan. The contributions, ranging from 2% - 16% of employee's current pension eligible compensation, are based on age and service life of the employees of Empire. These contributions will accumulate for participants on a tax deferred basis. Participants will have choices to direct the investment of the contribution to their accounts.

Empire provides certain health care and life insurance benefits for retired employees. During 1996, Empire amended the eligibility requirement to only those employees who had at least ten years of service and were at least 50 years of age as of October 1, 1996. Prior to this amendment, substantially all of Empire's employees were eligible for such benefits if they reached normal or early retirement age while still working for Empire. As a result of this amendment, the accumulated postretirement benefit obligation was reduced by approximately $7,602,000, which is being amortized over three years. Those benefits are provided through an insurance company whose premiums are based on the cost of benefits paid during the year.



                                     -F23-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS --CONTINUED

The following table sets forth certain information relating to Empire's unfunded substantive plan for postretirement benefits (in thousands):

                                           	   1998          1997
Reconciliation of the benefit obligation
Accumulated postretirement obligation
at beginning of year	                     				 $4,729        $4,574
Service cost                	 					                29            23
Interest cost	     					                          370           330
Actuarial loss	                            			    770            31
Benefits paid                           						   (324)         (229)
Accumulated postretirement obligation at
end of year		                            			 	 $5,574        $4,729

Funded Status
Actuarial present value of accumulated
postretirement benefit obligation:
Retirees                                  	  	$(4,022)      $(3,538)
Fully eligible active plan participants      	 (1,074)	        (544)
Other active plan participants               	   (478)         (647)
                                             	 (5,574)       (4,729)
Unrecognized net gain from past
experience different from that assumed
and effects of changes in assumptions          (1,634)       (4,938)

    ACCRUED POSTRETIREMENT BENEFITS COST      $(7,208)     $ (9,667)

[S]

Components of net postretirement benefits

                             	 			    	    			   1998      1997      1996
Service cost--benefits earned during the period  $   29    $  23     $  309
Interest cost on projected benefit obligation       370      330        970
Amortization of curtailment gain                 (2,533)  (3,168)        -
Net amortization and deferral		 	                    -       (19)        -
PERIODIC POSTRETIREMENT BENEFITS (INCOME)
COST  	 				                                   	$(2,134) $(2,834)    $1,279



                                    -F24-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS -- CONTINUED

In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit (income) cost is 30% of the amounts reflected above and is included in other liabilities. In determining the accumulated postretirement benefit obligation at December 31, 1998 and 1997, Empire utilized discount rates of 6.75% and 7.0%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 8% for 1998 declining to an ultimate rate of 6% by 2000. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998 would have increased y approximately $350,000, before the effects of the pooling agreement. If the health care cost trend rates were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998 would have decreased by approximately $297,000 before the effect of the pooling agreement. The effect of a 1% increase and decrease in the estimated aggregate of service and interest cost for 1998, 1997 and 1996 would be immaterial.

In 1987, Empire established a Supplemental Retirement Plan ("SERP") for certain senior officers. Under the SERP, Empire makes contributions to a trust account for the benefit of eligible senior officers. Eligible officers will receive benefits determined in accordance with the formulas and other provisions of the SERP agreement based on prior salary. As a result of the retirement of a former president, Empire expensed $1,073,000 during 1996. Pursuant to the pooling agreement the Company is obligated to contribute 30% of the payments made under the SERP.

In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the Pension Plan, of the officer's highest five year average compensation (not to exceed $320,000) at retirement and the current maximum compensation limit of $160,000. The SCRP is an unfunded plan. In 1998, 1997, and 1996 Empire expensed $74,000, $17,000 and $90,000, respectively. Along with the defined benefit plan, the benefits under SCRP were curtailed as of December 31, 1998. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.



                                  -F25-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS -- CONTINUED

Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. In 1996, Empire matched 65% of each participant's deferral contribution up to a maximum matching contribution of $813. A participant may also contribute, from after-tax dollars, an amount, not to exceed 10% of annual compensation. Effective July 1996, the Savings Plan was amended to allow Empire matching contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. Empire's contributions to the Savings Plan were $420,000, $438,000 and $524,000 in 1998, 1997 and 1996, respectively. Under the pooling arrangement, the Company is obligated to provide 30% of Empire's contributions under the Savings Plan.

NOTE 11--LEASES

The Group has entered into a twenty year lease agreement, consisting of 286,510 square feet, in an office building located at 335 Adams Street in Brooklyn, New York, in which Leucadia has an equity interest. The Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

Empire has subleased 133,140 square feet of the office space to its parent, Leucadia at the similar terms as in the original lease.

Empire has guaranteed the payment of lease rent by its wholly-owned subsidiary Gould Dente Agency ("Gould"). Gould relocated its offices to the new office building with Empire. In accordance with the guarantee, in 1998, $2.0 million of a $2.3 million liability for lease abandonment costs established by Empire in 1997 was reversed upon release by the landlord from its obligation. Under the pooling agreement, the Company is obligated for 30% of this transaction.



                                  -F26-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 11--LEASES--CONTINUED

Future minimum rentals, which exclude escalation amounts, on non-cancelable leases in the aggregate for each of the next five years and thereafter are as follows (in thousands):


                                       					Lease		      Sublease   Net
                                     1999   $   4,906    $ 2,280    $ 2,626
                                			  2000       4,906      2,280      2,626
     	                               2001       4,906      2,280      2,626
                                     2002       4,906      2,280      2,626
                                	    2003       5,029      2,337      2,692
                               Thereafter      97,035     45,092     51,943
                                    Total    $121,688    $56,549    $65,139

[S]
Rental expense for the Group for the years 1998, 1997 and 1996 was $3.3 million, $3.3 million and $3.2 million, respectively. The Company is obligated to pay 30% of these rental charges in accordance with the pooling agreement.

NOTE 12--BUSINESS SEGMENTS

Allcity operates in three business segments--automobile lines, commercial lines and miscellaneous and personal lines. Results by business segment for each year ended December 31, 1998, 1997 and 1996 are summarized as follows
(in thousands):
                                            Premiums  Underwriting
1998                                          Earned    Gain(Loss)
Automobile lines                              $38,446   $  (5,922)
Commercial lines                               20,490     (14,536)
Miscellaneous and personal lines                8,576         654
         TOTAL FROM UNDERWRITING              $67,512     (19,804)
Net investment income, net securities gains
other income and interest on surplus note                  20,578
         INCOME BEFORE FEDERAL INCOME TAXES               $   774

1997
Automobile lines                              $50,677     $(8,015)
Commercial lines                               23,289      (7,842)
Miscellaneous and personal lines                6,925         268
          TOTAL FROM UNDERWRITING             $80,891     (15,589)
Net investment income, net securities losses,
  other income and interest on surplus note                15,442
         (LOSS) BEFORE FEDERAL INCOME TAXES               $  (147)

1996
Automobile lines                              $63,558    $(10,822)
Commercial lines                               27,714      (2,998)
Miscellaneous and personal lines                4,801         266
          TOTAL FROM UNDERWRITING             $96,073     (13,554)
Net investment income, net securities gains,
other income and interest on surplus note                  17,518
         INCOME BEFORE FEDERAL INCOME TAXES               $ 3,964


                                 -F27-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 12--BUSINESS SEGMENTS-CONTINUED

Direct investment portfolios are not maintained for each segment and, accordingly, allocation of assets to each segment is not performed.

Seven general agents, one of which is an Empire subsidiary, produced approximately 32%, 28%, and 23% of Allcity's premiums for the years ended
December 31, 1998, 1997 and 1996, respectively. All of Allcity's business is conducted in the State of New York.

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

NOTE 15 -- RELATED PARTIES

See Notes 1, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.

NOTE 16--SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for 1998, 1997 and 1996 (in thousands, except per share amounts):
				                                          1998
                               1st     2nd      3rd       4th

Total Revenues                 $24,168 $22,029  $21,998   $ 23,875
Net Income/(Loss)                  110    (851)     (10)     1,255
Basic and Diluted
Earnings/(Loss) Per Share         0.02   (0.12)   (0.01)      0.18

                                                 1997
                                   1st     2nd      3rd       4th

Total Revenues                 $28,108 $26,560   25,826   $ 22,130
Net Income/(Loss) 	          	     856    (162)      49       (826)
Basic and Diluted
Earnings/(Loss) Per Share         0.12   (0.02)    0.01      (0.12)

                                                 1996
                                   1st     2nd      3rd       4th

Total Revenues                 $30,884 $30,714  $30,600   $ 28,592
Net Income                         556     497      780        801
Basic and Diluted
Earnings Per Share                0.08    0.07     0.11       0.11

                                       -F28-

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)
COL. A      COL. B      COL. C      COL. D*     COL. E   COL. F   COL. G     COL. H
                        Reserves                                              Claims and Claim
                        for Unpaid                                            Adjustment Expenses
            Deferred    Claims      Discount                                  Incurred related to
            Policy      and Claim   if any                        Net         (1)       (2)
            Acquisition Adjustment  Deducted in Unearned Earned   Investment  Current    Prior
Segment     Costs       Expenses    Column C(a) Premiums Premiums Income (b)  Year       Years
Year Ended 12/31/98:
Automobile
lines       $2,222       $180,716     -           $27,700   $38,446   $7,613  $37,703     $(2,035)
Commercial
lines        2,143        240,732      307         28,110    20,490    6,087   14,108      14,618
Miscellaneous
and personal
lines        1,000         12,784      -            8,162     8,576      823    4,887         308

            $5,365       $434,232     $307        $63,972   $67,512   $14,523 $56,698     $12,891

Year Ended 12/31/97:
Automobile
lines       $3,339       $205,353     -           $46,780    $50,677  $ 8,881 $53,995     $   191
Commercial
lines        2,577        203,383      123         35,827     23,289    6,072  15,907       7,482
Miscellaneous
and personal
lines        1,163          8,790     -             8,200      6,925      741   3,839         631

            $7,079       $417,526    $ 123        $90,807    $80,891  $15,694 $73,741     $ 8,304
Year Ended 12/31/96:
Automobile
lines       $4,318       $206,706     -           $66,050    $63,558  $ 9,561 $58,256     $ 6,443
Commercial
lines        2,654        194,000      104         39,090     27,714    6,370  19,251       1,434
Miscellaneous
and personal
lines          735          5,381     -             6,517      4,801      427   2,709         257

            $7,707       $406,087    $ 104        $111,657   $96,073  $16,358 $80,216     $ 8,134

(a) Liabilities for losses for certain long - term disability payments under wokers' compensation insurance are discounted at a maximum of 6%. The liabilities discounted are deemed insignificant and do not have a material effect on reported income.
(b) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied. Other Operating Expenses are reflected net of service fee income.
*Information required by Schedule III - Supplementary Insurance Information has been incorporated within this schedule.

[S]

                                   -F29-

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION - CONTINUED
CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)
COL. A               COL. I           COL. J           COL.  K         COL. L*
                     Amortization                                      Paid
                     of Deferred                                       Claims
                     Policy           Other                            and Claim
                     Acquisition      Operating        Premiums        Adjustment
Segment              Costs            Expenses (b)     Written         Expenses
Year Ended 12/31/98:
Automobile lines     $ 6,635           $ 2,064         $31,391         $50,767
Commercial lines       4,624             1,678          18,282          21,396
Miscellaneous and
personal lines         2,152               574           8,386           2,915
                     $13,411           $ 4,316         $58,059         $75,078
Year Ended 12/31/97:
Automobile lines     $ 8,371           $(3,864)        $44,484         $54,649
Commercial lines       5,118             2,619          22,107          22,580
Miscellaneous and
personal lines         1,756               435           8,438           3,050
                     $15,245            $ (810)        $75,029         $80,279
Year Ended 12/31/96:
Automobile lines     $ 9,854            $ (180)        $60,162         $62,446
Commercial lines       5,293             4,742          25,243          22,483
Miscellaneous and
personal lines         1,057               511           5,606           2,645
                     $16,204            $5,073         $91,011         $87,574

(a) Liabilities for losses for certain long - term disability payments under wokers' compensation insurance are discounted at a maximum of 6%. The liabilities discounted are deemed insignificant and do not have a material effect on reported income.
(b) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied. Other Operating Expenses are reflected net of service fee income.
*Information required by Schedule III - Supplementary Insurance Information has been incorporated within this schedule.

[S]
                                      -F29 Continued-