Form 10-Q
period 1999-03-31
ALLCITY INSURANCE CO /NY/
filed 1999-05-14
CIK 3642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1999

                                  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
[S]
For the transition period from ____ to ____
[S]
Commission File Number 1-7411
[S]
               	       ALLCITY INSURANCE COMPANY
 			   	    (Exact name of registrant as specified in its charter)
[S]
       New York	               		                  13-2530665
(State or other jurisdiction of     		 	         (I.R.S. Employer
Incorporation or organization)		        	        Identification No.)

335 Adams Street, Brooklyn, N.Y         	          11201-3731
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (718) 422-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 13, 1999, there were 7,078,625 shares of Common Stock outstanding.

ALLCITY INSURANCE COMPANY
[S]
INDEX


PART 1	Financial Information					                             			    PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 1999 and December 31, 1998	  1

Consolidated Statements of Income - Three months ended
March 31, 1999 and March 31, 1998		                                  2

Consolidated Statements of Cash Flows - Three months
ended March 31, 1999 and March 31, 1998	 	                           3

Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 1999 and March 31, 1998	.           		  4

Notes to Interim Consolidated Financial Statements 		                5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations		               7

PART II  Other Information

Item 5.  Other Information		                                         11

Item 6.  Exhibits and Reports on Form 8-K	 	                         11

         Signature Page	                                             12

CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and par value amounts)
                              								 	   March 31,     December 31,
                               									     1999           1998
  								                                       (Unaudited)
	ASSETS
	Investments:
 Available for sale at fair value
 (amortized cost of $168,372 in 1999
  and $181,214 in 1998)                     $167,222	     $181,905
 Held to maturity at amortized cost
 (fair value of $491 in 1999 and $498
  in 1998) 			                        			        499	          502
 Short-term				                        		     33,396	       20,186
 Other invested assets                        31,847	       31,446
 TOTAL INVESTMENTS                      	    232,964	      234,039

 Cash                            								        944	          390
	Agents' balances, less allowance for
 doubtful accounts ($1,838 in 1999 and
 $1,817 in 1998)                            		12,229	       10,015
	Accrued investment income           				      1,785	        3,662
	Reinsurance balances receivable	      		    270,628	      295,994
	Prepaid reinsurance premiums	         		     32,496	       37,691
	Deferred policy acquisition costs		           5,242	        5,365
	Deferred income taxes	               			     11,774	       11,101
	Due from affiliates	                     					   -		        3,010
	Other assets 					                     	      4,707	        4,437
					                       TOTAL ASSETS	   $572,769	     $605,704
   LIABILITIES
	Unpaid losses                     						   $365,155	     $382,109
	Unpaid loss adjustments expenses		     	     35,394	       52,123
	Unearned premiums	                  				     58,412	       63,972
	Drafts payable						                          3,627	        3,912
	Due to affiliates                  					      6,810	           -
	Unearned service fee income				               1,801	        2,240
	Reserve for service carrier
 claim expenses	                               1,484	        1,730
	Reinsurance balances payable			                 906	          885
 Other liabilities                  					      6,641	        5,233
 Surplus note		                      				     15,449	       15,300
 TOTAL LIABILITIES                      	    495,679	      527,504
 SHAREHOLDERS' EQUITY
	Common stock, $1.00 par value; 7,368,420
 Shares authorized; 7,078,625 shares
 issued and outstanding in 1999 and 1998       7,079	        7,079
	Additional paid-in-capital				                9,331	        9,331
	Accumulated other comprehensive income,
 net of deferred taxes of $(403) and $242
 in 1999 and 1998, respectively       			       (748)	         449
	Retained earnings	                  				     61,428	       61,341
 TOTAL SHAREHOLDERS' EQUITY             	     77,090	       78,200
	TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $572,769	     $605,704
See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)
                                 										 Three Months Ended
                                										       March 31,
                                	  			  			 1999		       1998
REVENUES
   Net earned premiums			        	          $13,739  	   $18,844
   Net investment income	               					 3,147        3,862
   Service fee income							                    600        1,061
   Net realized securities (losses)/ gains			  (208)         242
   Other income                      								   112          159
                                         				17,390       24,168
LOSSES AND EXPENSES
   Losses	    					                         	 9,341  	    15,685
   Loss adjustment expenses             			   2,443	       2,417
   Other underwriting expenses less
   deferrals	of $2,932 in 1999 and
   $3,989 in 1998			                          2,267  	     2,101
   Amortization of deferred policy
   acquisition costs                   						 3,056	       3,680
   Interest on surplus note            						   149   	      116
                                     								17,256  	    23,999

INCOME BEFORE FEDERAL INCOME TAXES				          134	         169

FEDERAL INCOME TAXES
	Current tax expense/(benefit) 			               75	        (102)
	Deferred tax (benefit)/expense 			             (28) 	       161
                              									          47           59
							NET INCOME	                          $    87	     $   110

Per share data, based on 7,078,625 average shares outstanding in 1999 and 1998:

  BASIC AND FULLY DILUTED
    EARNINGS PER SHARE			                     $  0.01 	  $  0.02

[S]
See Notes to Interim Consolidated Financial Statements.
[S]

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                           								    		      Three Months Ended
                         										                 March 31,
                                                 1999      1998
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net income	                      						       $     87 	$    110
   Adjustment to reconcile net income to net
   cash provided by/(used for) operations:
   Benefit/provision for deferred income taxes        (28)	     161
   Amortization of deferred policy acquisition
   costs                                    		      3,056	    3,680
       Provision for doubtful accounts			              21       (30)
       Net realized securities losses/(gains)	        208	     (242)
       Policy acquisition costs incurred and
       deferred                          					     (2,932)   (3,989)
       Net changes in:
       Agents' balances                  					     (2,235)	  (3,729)
         Reinsurance balances receivable	          25,366       731
         Prepaid reinsurance premiums			            5,195	    3,268
         Unpaid losses and loss adjustment
         expenses				                       		    (33,683)	  (3,816)
         Unearned premiums					                    (5,560)     (661)
         Drafts payable			    		                     (285)	     601
         Due to affiliates				    	                 9,820	   (3,202)
         Unearned service fees				                   (439)	    (137)
         Reserve for servicing carrier claim
         expense						                               (246)	    (362)
         Reinsurance balances payable			               21	   (1,714)
         Other							                                3,576	    (631)
   NET CASH PROVIDED BY/(USED FOR) OPERATING
   ACTIVITIES                       	    						      1,942	  (9,962)

NET CASH FLOWS FROM INVESTING ACTIVITIES

   Available for sale:
	  Acquisition of fixed maturities		               (49,721) (10,677)
	  Proceeds from sale of fixed maturities           57,239	  52,084
	  Proceeds from maturities of fixed maturities      4,705 	  4,707
   Net change in other invested assets		              (401)	     -
   Net change in short-term investments 	          (13,210)	(31,123)
NET CASH (USED FOR)/PROVIDED BY INVESTING
   ACTIVITIES	                     					           (1,388)	  14,991

NET INCREASE IN CASH	                    				         554 	   5,029
           Cash, at beginning of period		             390	    2,863
             Cash, at the end of period          $    944 	$  7,892

See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)
								                         Accumulated
			         	                       Common 		 	                 Other
          	 	              	        Stock     Additional   Comprehensive
     		 		             $1 Par      Paid-in       Income/    Retained
     	 			              Value      Capital        (Loss) 	  Earnings  Total
Balance, January 1, 1998   $7,079     $9,331       $  917    $60,837  $78,164
Comprehensive income:
  Net income									                                            110      110
  Other comprehensive income:
  Net change in unrealized
  gain on investments
  (net of deferred tax of $122)			                    226		       	       226
  Less: reclassification of
  net securities gains
  included in net income
  (net of tax of $85)                 						         (157)				           (157)
  Comprehensive income      	                                             179
  Balance, March 31, 1998	  $7,079	    $9,331      $  986    $60,947  $78,343
  Balance, January 1,1999   $7,079     $9,331      $  449    $61,341  $78,200
Comprehensive income:
  Net income						                         				                   87       87
  Other comprehensive income:
  Net change in unrealized
  gain (loss) on investments
  (net of deferred tax
  benefitof $743)                   								       (1,380)        			  (1,380)
  Less: reclassification of
  net securities losses
  included in net income
  (net of tax of $98)                   				          183         		      183
  Comprehensive income                                                 (1,110)
Balance, March 31, 1999		   $7,079     $9,331      $ (748)	  $61,428  $77,090

[S]
See Notes to Interim Consolidated Financial Statements.
[S]

                    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements
(including the Summary of Significant Accounting Policies) included in the
Company's audited consolidated financial statements for the year ended
December 31, 1998, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1998 10-K").  Results of operations for interim periods are not necessarily indicative of annual results of operations.
The consolidated balance sheet at December 31, 1998 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2.	Certain amounts for prior periods have been reclassified to conform  with the 1999 presentation.

3.	In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information",
("SFAS No. 131").  At the time the Company adopted SFAS No. 131, the Company had identified three reportable segments: 1) automobile lines; 2) commercial lines; and 3) miscellaneous and personal lines.  Beginning in 1999, the
Company's business was reorganized into three segments: 1) Small Business;
2) Personal Lines and Residual Markets; and 3) Mid-Market. Each of these segments has separate management teams responsible for all marketing, sales and underwriting decisions within their units.  The reorganization is designed to provide a greater degree of accountability for underwriting results and to create a closer relationship with agents and customers of the Company.  The
Small Business segment will primarily focus on commercial package products for small businesses; the Personal Lines and Residual Market segment will primarily concentrate on personal automobile and homeowners insurance; and
the Mid-Market segment


will focus on commercial auto, commercial package and workers' compensation
insurance for larger accounts.   Further segment information is provided in
Note 4 in this Report.

In January 1998, the Accounting Standards Executive Committee of the American
Institute of Certified Public Accountants issued Statement of Position 97-3,
"Accounting by Insurance and Other Enterprises for Insurance-Related
Assessments" ("SOP 97-3"), which is effective for fiscal years beginning after December 15, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. In 1999, the Company adopted SOP 97-3; the financial position and operating results of the Company have not been materially affected.

4. 	Certain information concerning the Company's segments, as restated (see
Note 3 above) for the three month periods ended March 31, 1999 and 1998 is as follows (in thousands):
                                      1999         1998
Net Earned Premiums
	   Small Business			                 $ 1,997		    $ 1,466
	   Mid Market		                    		  4,358		      6,244
	   Personal Lines &
    Residual Markets               			  7,384		     11,134
Total Net Earned Premiums           		$13,739		    $18,844

Losses Incurred
	   Small Business	                 		$ 1,034		    $ 1,322
	   Mid Market				                      3,236		      5,668
	   Personal Lines &
    Residual Markets           	   		   5,071		      8,695
Total Losses Incurred		    	          $ 9,341		    $15,685

Loss Adjustment Expenses
 Incurred
   Small Business	                  		$   218		    $   187
   Mid Market		                     		    860		        468
   Personal Lines &
   Residual Markets                 		  1,365		      1,762
Total Loss Adjustment
Expenses Incurred		                			$ 2,443		    $ 2,417

Item 2.:
[S]
Management's Discussion and Analysis of Financial Condition and Interim Results of Operations

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10-K.

LIQUIDITY AND CAPITAL RESOURCES

During each of the three month periods ended March 31, 1999 and 1998 the Company operated profitably. For the three month period ended March 31, 1999, net cash was provided by operations principally due to the settlement of balances receivable from Empire Insurance Company under the terms of the intercompany pooling agreement. For the three month period ended March 31, 1998, net cash was used for operations principally due to decreased premium writings and increased loss and loss adjustment expense payments relative to collected premiums as a result of a program to reduce pending claims. For the period ended March 31, 1999, cash provided by operations was principally invested in short-term investments while cash required to fund operations for the comparable 1998 period was provided from the maturity of investments available for sale and short-term investments as well as the sale of fixed maturity securities.

At March 31, 1999 and 1998, the yield on the Company's fixed maturities portfolio was 5.4% and 6.0%, respectively, with an average maturity of 2.8 years and 2.5 years, respectively. At March 31, 1999, a significant portion of the Company's investment portfolio is invested in U.S. Government and its agencies and other investment grade corporate and industrial issues.

The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow generated from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 1998.
[S]
Net earned premium revenues were $13.7 million and $18.8 million for the three month periods ended March 31, 1999 and 1998, respectively. The decrease in earned premiums principally relates to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pools, as well as a reduction in certain personal and commercial lines of business, principally voluntary private passenger, commercial automobile and commercial package policies, due to tighter underwriting standards, reunderwriting, and increased competition.

Service fee income was $0.6 million and $1.1 million for the three month periods ended March 31, 1999 and 1998, respectively. The decrease is largely the result of a decline in the number of assigned risk automobile pool contracts acquired due to competition combined with lower premium volume due to continued depopulation of the assigned risk pools.

Net investment income was $3.1 million and $3.9 million for the three month periods ended March 31, 1999 and 1998, respectively. The decline was principally the result of lower overall yields due to current market conditions, and a lower invested asset base.

Losses incurred for the first quarter 1999 were 40% less than the first quarter 1998 generally as a result of the reduced reserve strengthening required for prior accident years and lower current accident year loss ratios resulting from product mix and improved underwriting.

The combination of other underwriting expenses and the amortization of deferred policy acquisition costs for the first quarter 1999 was $5.3 million compared to $5.8 million in 1998. The decrease is primarily related to the decline in premium revenue.

Year 2000 and Information Technology Systems

The Company continues to evaluate its information technology systems to determine the potential impact of the year 2000. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year.

Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

As more fully described in the 1998 10-K, since 1996, the Company has been evaluating its year 2000 readiness.

The Company's policy management system has been successfully migrated into production for all new and renewal business. The Company's primary focus during 1999 is to complete the migration of historical data to the policy system. The Company expects this migration to be completed during the third quarter of 1999. Additionally, computer equipment and software inventories have been completed and upgrades are expected to be substantially completed by the end of the second quarter.

Although a significant portion of the Company's current systems are year 2000 compliant, the Company formed a year 2000 readiness team to further increase the Company's state of readiness. The team, which meets regularly, is developing a contingency plan to address any actual failures that may occur thereby minimizing any outages in operational functions. The Company expects
to complete this plan before the end of the   second quarter of 1999.

The Company has made inquiries of third parties with whom it has material relationships as to the year 2000 compliance of such third parties. Many of such parties have reported plans to be fully compliant by the end of 1999 and most had reported substantial progress at the end of 1998. However, at this time the Company cannot predict the effect of the year 2000 issue on its material third parties or the impact any deficiency in the year 2000 readiness of such parties could have on the Company.

Through March 31, 1999, expenses incurred by the Company in connection with the year 2000 issue (excluding expenses related to the Company's acquisition of new systems, which was not motivated by year 2000 concerns) did not exceed
$100,000.   Based upon current information, the Company does not expect that the year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.

Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of
1995. Such statements may relate, but are not limited , to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations (including year 2000 compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, the difficulty in identifying hardware and software that may not be year 2000 compliant, the lack of success of third parties to adequately address the year 2000 issue, vendor delays and technical difficulties affecting the Company's ability to upgrade or replace its hardware and/or software for year 2000 compliance, and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.
[S]
                          Part II -  Other Information
[S]
Item 5.	Other Information
        None.
[S]
Item 6.	Exhibits and Reports on Form 8-K
[S]
        a)     Exhibits

               The following exhibit is filed herewith:

               Exhibit Number		            Description of Document
                     	27			                Financial Data Schedule
[S]
        b)     Report on Form 8-K

               There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                  SIGNATURE
[S]
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
[S]

                                  			ALLCITY INSURANCE COMPANY
                                 								    Registrant


Date: May 14, 1999				               By: /s/Francis M. Colalucci
                              							    Francis M. Colalucci
                              							    Executive Vice President, CFO and
                                 								Treasurer
                              							    (Principal Financial and Accounting
                             							      Officer)