Form 10-Q
period 1999-06-30
ALLCITY INSURANCE CO /NY/
filed 1999-08-16
CIK 3642

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

                                  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

Registrant's telephone number, including area code: (718)422-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 9, 1999, there were 7,078,625 shares of Common Stock outstanding.

ALLCITY INSURANCE COMPANY

INDEX


PART I	Financial Information
	PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998		 	   1

Consolidated Statements of Operations - Six months ended
June 30, 1999 and June 30, 1998		                                       2

Consolidated Statements of Operations - Three months ended
June 30, 1999 and June 30, 1998		                                       3

Consolidated Statements of Cash Flows - Six months
ended June 30, 1999 and June 30, 1998	 	                                4

Consolidated Statements of Changes in Shareholders' Equity  -
Six months ended June 30, 1999 and June 30, 1998	.		                    5

Notes to Interim Consolidated Financial Statements 		                  6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations	.                	8-12

PART II  Other Information

Item 5.  Other Information		                                            13

Item 6.  Exhibits and Reports on Form 8-K.. 	 	                         13

Signature Page		                                                        14

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and par value amounts)

                       								           June 30,      December 31,
                              									     1999           1998
ASSETS								 (Unaudited)
	Investments:
 Available for sale at fair value
 (amortized cost of $180,779 in 1999
 and $181,214 in 1998)                    $177,957	     $181,905
 Held to maturity at amortized cost
 (fair value of $484 in 1999 and $498
 in 1998) 	                       					        494	          502
 Short-term                      						     21,022	       20,186
 Other invested assets             				     32,525	       31,446
 TOTAL INVESTMENTS         	               231,998       234,039

 Cash                          								      3,035	          390
	Agents' balances, less allowance for
 doubtful accounts ($1,870 in 1999 and
 $1,817 in 1998)                  					      8,793	       10,015
	Accrued investment income				               3,139	        3,662
	Reinsurance balances receivable			        265,497       295,994
	Prepaid reinsurance premiums			            28,592	       37,691
	Deferred policy acquisition costs		         4,476	        5,365
	Deferred income taxes					                 12,574	       11,101
	Due from affiliates					                    	  -          3,010
	Other assets 	                   					      4,169	        4,437

  TOTAL ASSETS		                          $562,273	     $605,704

LIABILITIES
	Unpaid losses		                   				   $342,298	     $382,109
	Unpaid loss adjustments expenses		   	     44,606	       52,123
	Unearned premiums					                     50,794	       63,972
	Drafts payable						                        1,912	        3,912
	Due to affiliates					                     22,685	           -
	Unearned service fee income		       		      1,522	        2,240
	Reserve for servicing carrier claim exp.	   1,144	        1,730
	Reinsurance balances payable       			        660	          885
Other liabilities					                       5,503	        5,233
Surplus note						                          15,571	       15,300
  TOTAL LIABILITIES                   	    486,695	      527,504
SHAREHOLDERS' EQUITY
	Common stock, $1.00 par value; 7,368,420
 shares authorized; 7,078,625 shares
 issued and outstanding in 1999 and 1998	    7,079         7,079
	Additional paid-in-capital				              9,331	        9,331
	Accumulated other comprehensive (loss)/
 income, net of deferred taxes of $(988)
 and $242 in 1999 and 1998, respectively    (1,834)          449
	Retained earnings	                				     61,002	       61,341
  TOTAL SHAREHOLDER' EQUITY                 75,578	       78,200
	TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $562,273      $605,704

[S]
See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)

				                                						 Six Months Ended
 									                                      June 30,
       						                              1999	        1998
REVENUES
   Net earned premiums	       			          $24,978  	     $36,158
   Net investment income              						 6,179          7,687
   Service fee income                							 1,166          1,721
   Net realized securities (losses)/ gains			 (472)           324
   Other income                     								   221            307
                            				            32,072         46,197
LOSSES AND EXPENSES
   Losses	    								                      17,686	        32,327
   Loss adjustment expenses              			 4,464	         3,881
   Other underwriting expenses less
   deferrals of $4,589 in 1999 and
   $6,857 in 1998			                         4,694    	     3,839
   Amortization of deferred policy
   acquisition costs			                  			 5,479	         6,992
   Interest on surplus note   						           271   	        298
                                  										32,594	        47,337

LOSS BEFORE FEDERAL INCOME TAXES					         (522)        (1,140)

FEDERAL INCOME TAXES
	Current tax expense/(benefit)		                60	          (377)
	Deferred tax benefit		 		                    (243)	          (22)
                         								             (183)	         (399)

							NET LOSS	                           $  (339)	      $  (741)

Per share data, based on 7,078,625 average shares outstanding in 1999 and 1998:

  BASIC AND FULLY DILUTED
    LOSS PER SHARE			                      $ (0.05)   	   $ (0.10)

[S]
See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)

									                            	     Three Months Ended
                            										           June 30,
                             						 		 199	            1998
REVENUES
   Net earned premiums			   	          $11,239     	   $17,314
   Net investment income	          					 3,032           3,825
   Service fee income		            					   566             660
   Net realized securities
   (losses)/gains       			               (264)             82
   Other income 	                 							  109             148
                                    				14,682          22,029
LOSSES AND EXPENSES
   Losses                  	    								 8,345	         16,642
   Loss adjustment expenses          			 2,021           1,464
   Other underwriting expenses
   less deferrals	of $1,657 in
   1999 and $2,868 in 1998	           		 2,427  	        1,738
   Amortization of deferred policy
   acquisition costs              						 2,423	          3,312
   Interest on surplus note	       					   122   	         182
                              										15,338	         23,338

LOSS BEFORE FEDERAL INCOME TAXES					     (656)	        (1,309)

FEDERAL INCOME TAXES
	Current tax benefit 						                (15)	          (275)
	Deferred tax benefit		             				  (215)	          (183)
                              										  (230)           (458)

							NET LOSS		                     $   (426)        $  (851)

Per share data, based on 7,078,625 average shares outstanding in 1999 and 1998:

  BASIC AND FULLY DILUTED
    LOSS PER SHARE				                $  (0.06) 	      $ (0.12)

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)

                                     										  Six Months Ended
                                    										        June 30,
                                     										 1999		          1998

NET CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss				                           			   $   (339)      	$   (741)
     Adjustment to reconcile net loss to net
       cash provided by/(used for) operations:
       Benefit from deferred income taxes		         (243)      	     (22)
       Amortization of deferred policy
        acquisition costs                  		      5,479       	   6,992
       Provision for doubtful accounts			             53       	     (55)
       Net realized securities losses/(gains)	       472	           (324)
       Policy acquisition costs incurred and
       deferred                                   (4,589)      	  (6,857)
       Net changes in:
         Agents' balances                				      1,169       	  (1,916)
         Reinsurance balances receivable		        30,497	         (7,605)
         Prepaid reinsurance premiums			           9,099       	   5,751
         Unpaid losses and loss adjustment
         expenses  						                        (47,328)	         4,084
         Unearned premiums              					    (13,178)         (5,930)
         Drafts payable					                      (2,000)	          (883)
         Due to affiliates				         	          25,695	          4,884
         Unearned service fees				                  (718)      	    (553)
         Reserve for servicing carrier claim
         expense			                             	   (586)      	    (911)
         Reinsurance balances payable			            (225)	        (1,982)
         Other		                         				      2,149       	    (836)
NET CASH PROVIDED BY/(USED FOR) OPERATING
   ACTIVITIES	    						                           5,407       	  (6,904)
NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
	Acquisition of fixed maturities	       	       (144,191)      	 (85,674)
	Proceeds from sale of fixed maturities		        134,680	        (30,553)
	Proceeds from maturities of fixed maturities	     8,664	        125,771
   Net change in other invested assets		          (1,079)	         9,835
   Net change in short-term investments 	           (836)	        (7,322)
NET CASH (USED FOR)/PROVIDED BY INVESTING
   ACTIVITIES	                    					           (2,762)	        12,057

NET INCREASE IN CASH				                  		       2,645 	         5,153

Cash, at beginning of period             			         390	          2,863

Cash, at the end of period          		          $  3,035        $  8,016

See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)

							                         	             Accumulated
        	                  Common 	           Other
      	 	         	        Stock   Additional Comprehensive
          				             $1 Par   Paid-in   Income/    Retained
                           Value    Capital   (Loss) 	   Earnings  Total
Balance, January 1, 1998  $7,079    $9,331    $  917      $60,837   $78,164
Comprehensive loss:
 Net loss										                                          (741)     (741)
 Other comprehensive
 income/(loss):
 Net change in
 unrealized
 gains/(losses) on
 investments (net of
 deferred tax of $457)			                        849	     	       	     849

 Less: reclassification of
 net securities gains
 included in net loss
 (net of tax of $113) 	           					         (211)	          			    (211)
 Comprehensive loss                                       	       	    (103)
Balance, June 30, 1998    $7,079	   $9,331 	  $1,555     	$60,096   $78,061

Balance, January 1, 1999  $7,079    $9,331    $  449      $61,341   $78,200
Comprehensive loss:
 Net loss   	                                                (339)     (339)
 Other comprehensive
 income/(loss):
 Net change in unrealized
 gains/(losses) on
 investments(net of
 deferred tax benefit
 of $1,363)                     							       (2,531)			          	  (2,531)
 Less: reclassification
 of net securities losses
 included in net loss
 (net of tax benefit
  of $134)                           	  				     248	    	        	     248
 Comprehensive loss                                    	             (2,622)
 Balance, June 30, 1999	 	$7,079    $9,331   $(1,834)   	 $61,002   $75,578

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

3.	In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related
Information", ("SFAS No. 131").  At the time the Company adopted SFAS
No. 131, the Company had identified three reportable segments: 1) automobile lines; 2) commercial lines; and 3) miscellaneous and personal lines.
Beginning in 1999, the Company's business was reorganized into three segments: 1) Personal Lines and Residual Markets; 2) Mid-Market; and
3) Small Business. Each of these segments has separate management teams responsible for all marketing, sales and underwriting decisions within their units. The reorganization is designed to provide a greater degree of accountability for underwriting results and to create a closer relationship with agents and customers of the Company. The Personal Lines and Residual Market segment will primarily concentrate on personal automobile and homeowners insurance; the Mid-Market segment will focus on commercial auto, commercial package and workers' compensation insurance for larger accounts; and the Small Business segment will primarily focus on commercial package products for small businesses. Further segment information is provided in Note 4 in this Report.

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

4. 	Selected information concerning the Company's segments, as restated (see
Note 3 above) for the three and six month periods ended June 30, 1999 and 1998 is as follows (in thousands):

                        	Three Months Ended       Six Months Ended
                          	    June 30,     	  	        June 30,
                           1999     	  1998        1999  	   1998
Net Earned Premiums
Personal Lines &
Residual Markets          	$ 6,078     	$10,246	   $13,462   $21,380
Mid-Market	        		        3,631     	  5,239	     7,989    11,483
Small Business	     	        1,530	       1,829	     3,527     3,295
Total Net Earned Premiums  $11,239 	    $17,314	   $24,978	  $36,158


Losses
Personal Lines &
Residual Markets          	$ 4,484	     $ 9,420	   $ 9,555	  $18,115
Mid-Market	              		  3,005	       6,145      6,241	   11,813
Small Business		               856	       1,077	     1,890	    2,399
Total Losses 	           		$ 8,345     	$16,642	   $17,686	  $32,327

Loss Adjustment Expenses
Personal Lines &
Residual Markets          	$ 1,085     	$ 1,150	   $ 2,450	  $ 2,912
Mid-Market              			    719	         136	     1,579	      604
Small Business           		    217	         178	       435	      365
Total Loss Adjustment
Expenses 		               	$ 2,021	     $ 1,464	   $ 4,464	  $ 3,881

Item 2.:

Management's Discussion and Analysis of Financial Condition and Interim Results of Operations


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10-K.

LIQUIDITY AND CAPITAL RESOURCES

During each of the six month periods ended June 30, 1999 and 1998 the Company operated at a net loss. For the six month period ended June 30, 1999, net cash was provided by operations principally due to the timing of payments in connection with the settlement of balances payable to Empire Insurance Company under the terms of the intercompany pooling agreement. For the six month period ended June 30, 1998, net cash was used for operations principally due to decreased premium writings from tighter underwriting standards, reunderwriting, competition, and a decline in the number of assigned risk automobile contracts under which the Company acquires assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools.

For the period ended June 30, 1999, cash provided by operations was principally invested in short-term investments and investments available for sale while cash required to fund operations for the comparable 1998 period was provided from the maturity of investments available for sale and short-term investments as well as the sale of fixed maturity securities.

At June 30, 1999 and 1998, the yield on the Company's fixed maturities portfolio was 5.6% and 5.9%, respectively, with an average maturity of 3.3 years and 3.4 years, respectively. At June 30, 1999, a significant portion of the Company's investment portfolio is invested in U.S. Government and its agencies and other investment grade corporate and industrial issues.

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

RESULTS OF OPERATIONS-SIX AND THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1998.


Net earned premium revenues were $24,978,000 and $36,158,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $11,239,000 and $17,314,000 for the three month periods ended June 30, 1999 and 1998, respectively. The decrease in net earned premiums for these periods principally relates to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pools, as well as a reduction in certain personal and commercial lines of business, principally voluntary private passenger, commercial automobile and commercial package policies, due to tighter underwriting standards, reunderwriting, and increased competition.

Net investment income was $6,179,000 and $7,687,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $3,032,000 and $3,825,000 for the three month periods ended June 30, 1999 and 1998, respectively.
The decline in both periods was principally the result of a lower overall invested asset base principally due to lower premium volume, and lower current period yields due to current market conditions.

Service fee income was $1,166,000 and $1,721,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $566,000 and $660,000 for the three month periods ended June 30, 1999 and 1998, respectively. The decreases in both periods are largely the result of a decline in the number of assigned risk automobile pool contracts acquired by the Company due to competition combined with lower premium volume due to continued depopulation of the assigned risk pools.

Losses incurred were $17,686,000 and $32,327,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $8,345,000 and $16,642,000 for the three month periods ended June 30, 1999 and 1998, respectively. The decreases in both periods are primarily a result of reserve strengthening recorded in 1998 for prior accident years and lower current accident year loss ratios resulting from product mix and improved underwriting.

Other underwriting expenses and the amortization of deferred policy acquisition costs were $10,173,000 and $10,831,000 for the six month periods ended June 30, 1999 and 1998, respectively, and $4,850,000 and $5,050,000 for the three month periods ended June 30, 1999 and 1998, respectively. The net decreases in both periods primarily relates to the decline in premium revenue.

Year 2000 and Information Technology Systems

The Company continues to evaluate its information technology systems to determine the potential impact of the year 2000. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. As a result, before the end of 1999, computer hardware and software may need to be upgraded with new hardware and software which can distinguish 21st century dates from 20th century dates.

As more fully described in the 1998 10-K, since 1996, the Company has been evaluating its year 2000 readiness. At that time, the Company began to evaluate its information technology systems and their ability to support future business needs. This led to a decision to acquire new policy management and accounting systems. These systems provide enhanced functionality and improved processing for underwriting, claims, billing, collection, reinsurance, reporting and accounting and are designed to be year 2000 compliant. The Company's policy management system has been successfully migrated into production for all new and renewal business. The Company's accounting system was also successfully migrated into production during the first quarter of 1999. As of June 30, 1999, substantially all of the Company's computer equipment, including required upgrades, is expected to be fully year 2000 compliant.

The Company's primary focus during the remainder of 1999 is to complete the migration of the Company's non-compliant historical claims system. The Company anticipates that it will transfer this information to a year 2000 compliant system during the fourth quarter of 1999, while maintaining the existing system until the conversion is successfully completed. If the conversion is not successful, the Company will maintain this information in a simplified database file and in hard copy.

Although a significant portion of the Company's current systems are year 2000 compliant, the Company formed a year 2000 readiness team to further increase the Company's state of readiness. The team, which meets regularly, is evaluating a contingency plan to address any actual failures that may occur thereby minimizing any outages in operational functions. The Company expects to finalize this plan during the third quarter of 1999.

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

Through June 30, 1999, expenses incurred by the Company in connection with the year 2000 issue (excluding expenses related to the Company's acquisition of new systems, which was not motivated by year 2000 concerns) did not exceed
$100,000.   Based upon current information, the Company does not expect that the year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.

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

None.


Item 6.       	Exhibits and Reports on Form 8-K
               a) Exhibits
                  The following exhibit is filed herewith:
                  Exhibit Number    		 Description of Document

	                        27     		    	Financial Data Schedule

               b) Report on Form 8-K

                  There were no reports on Form 8-K filed for the three and six month periods ended June 30, 1999.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  			ALLCITY INSURANCE COMPANY
                                 								    Registrant



Date: August 13, 1999				            By: /s/Francis M. Colalucci
                                 							    Francis M. Colalucci
                                 							    Executive Vice President,
                                            CFO and Treasurer
                                							    (Principal Financial and
                                            Accounting Officer)