Form 10-Q
period 1999-09-30
ALLCITY INSURANCE CO /NY/
filed 1999-11-15
CIK 3642

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended September 30, 1999

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

On November 8, 1999, there were 7,078,625 shares of Common Stock outstanding.

ALLCITY INSURANCE COMPANY
INDEX

PART I	Financial Information								PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 1999
and December 31, 1998                                                             1

Consolidated Statements of Operations - Nine months ended
September 30, 1999 and September 30, 1998                                         2

Consolidated Statements of Operations - Three months ended
September 30, 1999 and September 30, 1998                                         3

Consolidated Statements of Cash Flows - Nine months
ended September 30, 1999 and September 30, 1998                                   4

Consolidated Statements of Changes in Shareholders' Equity  -
Nine months ended September 30, 1999 and September 30, 1998                       5

Notes to Interim Consolidated Financial Statements                              6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations                           8-13

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                        14

Signature Page                                                                   15


CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and par value amounts)
                                                       September 30,        December 31,
                                                           1999                 1998
                                                        (Unaudited)
ASSETS
  Investments:
    Available for sale at fair value
    (amortized cost of $160,058 in 1999
     and $181,214 in 1998)                               $157,762             $181,905
    Held to maturity at amortized cost
    (fair value of $483 in 1999 and $498
     in 1998)                                                 496	                 502
    Short-term                                              7,347               20,186
    Other invested assets                                  33,207               31,446
                           TOTAL INVESTMENTS              198,812              234,039

  Cash                                                      1,169                  390
  Agents' balances, less allowance for
    doubtful accounts ($1,895 in 1999 and
    $1,817 in 1998)                                         6,178               10,015
  Accrued investment income                                 1,666                3,662
  Reinsurance balances receivable                         255,917              295,994
  Prepaid reinsurance premiums                             24,976               37,691
  Deferred policy acquisition costs                         3,890                5,365
  Deferred income taxes                                    12,093               11,101
  Due from affiliates                                       9,512                3,010
  Other assets                                              5,305                4,437

                           TOTAL ASSETS                  $519,518             $605,704
LIABILITIES
  Unpaid losses                                          $327,448             $382,109
  Unpaid loss adjustments expenses                         43,126               52,123
  Unearned premiums                                        44,428               63,972
  Drafts payable                                            2,573                3,912
  Unearned service fee income                               1,344                2,240
  Reserve for servicing carrier claim exp                   1,082                1,730
  Reinsurance balances payable                              2,159                  885
  Other liabilities                                         6,045                5,233
  Surplus note                                             15,707               15,300
                           TOTAL LIABILITIES              443,912              527,504
SHAREHOLDERS' EQUITY
  Common stock, $1.00 par value; 7,368,420
    shares authorized; 7,078,625 shares
    issued and outstanding in 1999 and 1998                 7,079                7,079
  Additional paid-in-capital                                9,331                9,331
  Accumulated other comprehensive (loss)/income,
    net of deferred taxes of $(804) and $242
    in 1999 and 1998, respectively                         (1,492)                 449
  Retained earnings                                        60,688               61,341
                 TOTAL SHAREHOLDERS' EQUITY                75,606               78,200
  TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY              $519,518             $605,704
See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)
                                                                 Nine Months Ended
                                                                   September 30,
                                                             1999                 1998
REVENUES
   Net earned premiums                                    $34,474              $52,403
   Net investment income                                    9,336               11,765
   Service fee income                                       1,649                2,623
   Net realized securities (losses)/ gains                 (1,339)                 955
   Other income                                               305                  449
                                                           44,425               68,195
LOSSES AND EXPENSES
   Losses                                                  25,025               46,720
   Loss adjustment expenses                                 6,575                5,512
   Other underwriting expenses less deferrals
     of $6,083 in 1999 and $9,624 in 1998                   6,915                6,294
   Amortization of deferred policy
     acquisition costs                                      7,558               10,374
   Interest on surplus note                                   407                  446
                                                           46,480               69,346

LOSS BEFORE FEDERAL INCOME TAXES                           (2,055)              (1,151)

FEDERAL INCOME TAXES
     Current tax benefit                                   (1,456)                (317)
     Deferred tax expense/(benefit)                            54                  (83)
                                                           (1,402)                (400)

                                   NET LOSS               $  (653)             $  (751)

Per share data, based on 7,078,625 average shares outstanding in 1999 and 1998:

            BASIC AND FULLY DILUTED
              LOSS PER SHARE                              $ (0.09)             $ (0.11)













See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)
                                                               Three Months Ended
                                                                  September 30,
                                                             1999                 1998
REVENUES
   Net earned premiums                                    $ 9,496              $16,245
   Net investment income                                    3,157                4,078
   Service fee income                                         483                  902
   Net realized securities (losses)/ gains                   (867)                 631
   Other income                                                84                  142
                                                           12,353               21,998
LOSSES AND EXPENSES
   Losses                                                   7,339               14,393
   Loss adjustment expenses                                 2,111                1,630
   Other underwriting expenses less deferrals
     of $1,494 in 1999 and $2,767 in 1998                   2,221                2,455
   Amortization of deferred policy
      acquisition costs                                     2,079                3,382
   Interest on surplus note                                   136                  149
                                                           13,886               22,009

LOSS BEFORE FEDERAL INCOME TAXES                           (1,533)                 (11)

FEDERAL INCOME TAXES
     Current tax benefit                                   (1,516)                  60
     Deferred tax expense                                     297                  (61)
                                                           (1,219)                  (1)
                                   NET LOSS               $  (314)             $   (10)

Per share data, based on 7,078,625 average shares outstanding in 1999 and 1998:

            BASIC AND FULLY DILUTED
            LOSS PER SHARE                                $ (0.04)             $ (0.01)
See Notes to Interim Consolidated Financial Statements.

[S]



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                                                 Nine Months Ended
                                                                   September 30,
                                                             1999             1998
NET CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $   (653)           $    (751)
     Adjustment to reconcile net loss to net
       cash used for operations:
       Deferred income taxes expense/(benefit)                 54                  (83)
       Amortization of deferred policy acquisition
        costs                                               7,558               10,374
       Provision for doubtful accounts                         78                   (4)
       Net realized securities losses/(gains)               1,339                 (955)
       Policy acquisition costs incurred and
         deferred                                          (6,083)              (9,624)
       Net changes in:
         Agents' balances                                   3,759                  394
         Reinsurance balances receivable                   40,077              (11,356)
         Prepaid reinsurance premiums                      12,715               10,888
         Unpaid losses and loss adjustment
           expenses                                       (63,656)               4,201
         Unearned premiums                                (19,545)             (15,214)
         Drafts payable                                    (1,339)              (1,046)
         Due to/from affiliates                            (6,502)             (18,135)
         Unearned service fees                               (896)              (2,123)
         Reserve for servicing carrier claim
           expenses                                          (649)              (1,396)
         Reinsurance balances payable                       1,274               (1,274)
         Other                                              3,396               (1,352)

NET CASH USED FOR OPERATING ACTIVITIES                    (29,073)             (37,456)
NET CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale:
      Acquisition of fixed maturities                    (165,798)             (98,543)
      Proceeds from sale of fixed maturities              170,079              161,924
      Proceeds from maturities of fixed maturities         14,493               12,494
   Net change in other invested assets                     (1,761)             (31,310)
   Net change in short-term investments                    12,839               (7,864)
NET CASH PROVIDED BY INVESTING ACTIVITIES                  29,852               36,701
NET INCREASE/(DECREASE) IN CASH                               779                 (755)

      Cash, at beginning of period                            390                2,863
      Cash, at the end of period                         $  1,169             $  2,108


See Notes to Interim Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)
                                                              Accumulated
                                     Common                      Other
                                      Stock     Additional   Comprehensive
                                     $1 Par      Paid-in        Income/         Retained
                                      Value      Capital        (Loss)          Earnings        Total
Balance, January 1, 1998             $7,079       $9,331      $   917            $60,837      $78,164
Comprehensive income:
  Net loss                                                                          (751)        (751)
  Other comprehensive income:
     Net change in unrealized
      gains on investments
      (net of deferred tax of $2,602)                           4,833                           4,833
     Less: reclassification of
      net securities gains
      included in net loss
      (net of tax of $334)                                       (621)                           (621)
  Comprehensive income                                                                          3,461
Balance, September 30, 1998          $7,079       $9,331      $ 5,129            $60,086      $81,625
Balance, January 1, 1999             $7,079       $9,331      $   449            $61,341      $78,200
Comprehensive loss:
  Net loss                                                                          (653)        (653)
  Other comprehensive loss:
     Net change in unrealized
      gains/(losses) on investments
      (net of deferred tax benefit
       of $1,331)                                              (2,473)                         (2,473)
     Less: reclassification of
      net securities losses
      included in net loss
      (net of tax benefit of $286)                                532                             532
  Comprehensive loss                                                                           (2,594)
Balance, September 30, 1999          $7,079       $9,331      $(1,492)           $60,688      $75,606

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

In January 1998, the Accounting Standards Executive Committee of the
American Institute of Certified Public Accountants issued Statement of
Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-
Related Assessments" ("SOP 97-3"), which is effective for fiscal years beginning after December 15, 1998, and provides guidance for determining when an insurance company should recognize a liability for guaranty-fund and other insurance related assessments and how to measure that liability. In
1999, the Company adopted SOP 97-3; the financial position and operating results of the Company have not been materially affected.

4. 	Selected information concerning the Company's segments, as restated (see
Note 3 above) for the three and nine month periods ended September 30, 1999 and 1998 is as follows (in thousands):

                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    1999        1998           1999       1998
Net Earned Premiums
   Personal Lines &
     Residual Markets            $ 5,048     $ 9,713        $18,510    $31,093
   Mid-Market                      2,944       4,853         10,933     16,336
   Small Business                  1,504       1,679          5,031      4,974
Total Net Earned Premiums        $ 9,496     $16,245        $34,474    $52,403


Losses
   Personal Lines &
     Residual Markets            $ 3,967     $ 6,470        $13,522    $24,585
   Mid-Market                      2,596       6,715          8,838     18,528
   Small Business                    776       1,208          2,665      3,607
Total Losses                     $ 7,339     $14,393        $25,025    $46,720


Loss Adjustment Expenses
   Personal Lines &
     Residual Markets            $ 1,159     $ 1,223        $ 3,608    $ 4,137
   Mid-Market                        746         254          2,325        858
   Small Business                    206         153            642        517
Total Loss Adjustment
  Expenses                       $ 2,111     $ 1,630        $ 6,575    $ 5,512


Item 2.:
[S]
Management's Discussion and Analysis of Financial Condition and Interim Results of Operations

    The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10-K.


LIQUIDITY AND CAPITAL RESOURCES

    During each of the nine month periods ended September 30, 1999 and 1998 the Company operated at a net loss. For the nine month periods ended September 30, 1999 and 1998, net cash was used for operations principally due to decreased premium writings from tighter underwriting standards, reunderwriting, competition, and a decline in the number of assigned risk automobile contracts under which the Company acquires assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools. For the periods ended September 30, 1999 and 1998, cash required to fund operations was provided primarily from the maturity of investments available for sale and short-term investments as well as the sale of fixed maturity securities.

At September 30, 1999 and 1998, the yield on the Company's fixed maturities portfolio was 5.84% and 6.09%, respectively, with an average maturity of 2.6 years and 3.5 years, respectively. At September 30, 1999, a significant portion of the Company's investment portfolio is invested in U.S. Government and its agencies and other investment grade corporate and industrial issues.

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

RESULTS OF OPERATIONS-NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998.
[S]
  Net earned premium revenues were $34,474,000 and $52,403,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $9,496,000 and $16,245,000 for the three month periods ended September 30, 1999 and 1998, respectively. Net earned premiums declined in all lines of business, the most significant reductions were in assigned risk automobile and voluntary private passenger automobile lines. Starting in 1998, the Company began to issue fewer assigned risk automobile policies, both as a result of losing contracts for this business to competitors and, with respect to those contracts entered into with other insurance companies, as a result of a general depopulation of the underlying assigned risk automobile pools. The Company's underwriting results in this line of business have also been poor in recent years. As a result of its reduced volume in this line of business and poor operating results, the Company will no longer seek to enter into new assigned risk contracts with other insurance companies. The Company is currently evaluating the possible
disposition of its remaining assigned risk premium obligations.   Net written
and earned premiums for the assigned risk automobile business were approximately $2,190,000 and $4,560,000, respectively, for the nine month period ended September 30, 1999 and approximately $503,000 and $1,131,000 for the three month period ended September 30, 1999.

  The decline in voluntary private passenger automobile premiums results from the Company's tighter underwriting standards and increased competition. The Company expects that this trend will continue as it reunderwrites private passenger automobile policies at their renewal date, which in many cases may result in the insured not renewing the policy to avoid premium increases. Additionally, the Company discontinued accepting new voluntary private passenger automobile policies from certain agents who have historically had poor underwriting results. Net earned premiums for the voluntary private passenger business were approximately $7,790,000 and $13,875,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and approximately $2,109,000 and $4,432,000 for the three month periods ended September 30, 1999 and 1998, respectively.

  The Company has experienced declines in written and earned premiums in all other lines of business, due to reunderwriting its book of business in selected lines, the termination of a number of agency relationships due to poor underwriting results and competition. Over the past year the Company has invested its resources to enhance and market its products, to upgrade the quality of customer service and to provide its agents with the ability to process applications, receive price quotes and obtain other policy and claim information via the Internet. While the Company expects these efforts will continue and be successful, no assurances can be given that the Company will be able to profitably grow its premium volume in the future.

  Net investment income was $9,336,000 and $11,765,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $3,157,000 and $4,078,000 for the three month periods ended September 30, 1999 and 1998, respectively. The decline in both periods was principally the result of a lower overall invested asset base principally due to lower premium volume, and lower current period yields due to current market conditions.

  Service fee income was $1,649,000 and $2,623,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $483,000 and $902,000 for the three month periods ended September 30, 1999 and 1998, respectively. The decreases in both periods are largely the result of the decline in the Company's assigned risk premium discussed above.

  Losses incurred were $25,025,000 and $46,720,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $7,339,000 and $14,393,000 for the three month periods ended September 30, 1999 and 1998, respectively. These decreases are primarily the result of lower earned premium volume in the current year, increased reserve strengthening recorded in 1998 for prior accident years and lower current accident year loss ratios resulting from product mix and improved underwriting.

  Other underwriting expenses and the amortization of deferred policy acquisition costs were $14,473,000 and $16,668,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and $4,300,000 and $5,837,000 for the three month periods ended September 30, 1999 and 1998, respectively. The net decrease in both periods primarily relates to the decline in premium revenue coupled with a reduction in operating expenses. While the Company has reduced expenses during the current year, they have not been reduced at the same rate as the decline in premium volume, due in part to expenditures related to the installation of new information systems and providing Internet access to agents. During the fourth quarter, the

Company will implement further expense reductions in all areas of the Company in order to improve its underwriting results. However, the expense reductions alone are not expected to result in underwriting profits, and any further erosion in premium volume would necessitate further expense reductions in the future.

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

  During September and October 1999, a substantial portion of the Company's non-compliant historical claims system was converted to its new year 2000 compliant policy management system. The Company will convert the remaining information to its new policy management system during the fourth quarter of 1999. If the remaining portion of the conversion is not successful, the Company will maintain the necessary information in a simplified database file and in hard copy.

  The Company formed a year 2000 readiness team to further increase the Company's state of readiness. The team, which meets regularly, is evaluating contingency plans to address any actual failures that may occur thereby minimizing any outages in operational functions. The Company expects to finalize these plans during the fourth quarter of 1999.

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

  Through September 30, 1999, expenses incurred by the Company in connection with the year 2000 issue (excluding expenses related to the Company's acquisition of new systems, which was not motivated by year 2000 concerns) did not exceed $100,000. Based upon current information, the Company does not expect that the year 2000 issue will have a material effect on its consolidated financial position or consolidated results of operations.

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

[S]
                       Part II - Other Information
[S]
Item 6.	Exhibits and Reports on Form 8-K
[S]
            a) Exhibits
               The following exhibit is filed herewith:
               Exhibit Number         Description of Document
                       27             Financial Data Schedule
[S]
            b) Report on Form 8-K
               There were no reports on Form 8-K filed for the three and nine month periods ended September 30, 1999.

                                   SIGNATURE
[S]
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
[S]

                                   ALLCITY INSURANCE COMPANY
                                                  Registrant


Date: November 12, 1999            By: /s/Francis M. Colalucci
                                       Francis M. Colalucci
                                       Executive Vice President, CFO and
                                       Treasurer
                                       (Principal Financial and Accounting
                                        Officer)