Form 10-K
period 1999-12-31
ALLCITY INSURANCE CO /NY/
filed 2000-03-31
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                      FORM 10-K

     [S]
     [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1999
                                         OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     [S]
                         For the transition period from ___to___
     [S]
                            Commission file number 1-7411
     [S]
                              ALLCITY INSURANCE COMPANY
                 (Exact name of registrant as specified in its charter)
     [S]
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



       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 2000 was $3,996,981.

       The number of shares outstanding of each of the registrant's classes of common shares, as of March 17, 2000, was 7,078,625.

     DOCUMENTS INCORPORATED BY REFERENCE - NONE

        Exhibit Index on Page 26.                  Total number of pages 56

                                   TABLE OF CONTENTS

                                        Part I
                                                                                    Page
Item 1-     Business.........................................................	        1

Item 2-     Properties.......................................................	       10

Item 3-     Legal Proceedings................................................	       10

Item 4-     Submission of Matters to a Vote of Security Holders..............        10

                              Part II

Item 5-     Market for the Registrant's Common Equity and Related
              Stockholder Matters.............................................       11

Item 6-     Selected Financial Data...........................................       11

Item 7-     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................       13

Item 7A-    Quantitative and Qualitative Disclosures about Market Risk........       16

Item 8-     Financial Statements and Supplementary Data.......................       16

Item 9-     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................       16

                             Part III

Item 10-    Directors and Executive Officers of the Registrant................       17

Item 11-    Executive Compensation............................................       20

Item 12-    Security Ownership of Certain Beneficial Owners and
               Management.....................................................       22


Item 13-    Certain Relationships and Related Transactions....................       23

                              Part IV

Item 14-    Exhibits, Financial Statement Schedules, and Reports on...........       24
                Form 8-K

Signatures....................................................................       25


                                                        PART I
     Item 1.     Business

     General

     Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation
     ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.4% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

     The Group specializes in commercial and personal property and casualty insurance business primarily in the New York metropolitan area. The Group offers insurance products for vehicles (including medallion and radio-controlled livery vehicles), general liability coverage, property coverage (including mercantile and multi-family residential real estate) and workers' compensation to commercial accounts and private passenger automobile and homeowners products to individuals. The Group is rated "B+"
     (very good) by A.M. Best Company ("Best"), rated (A) (exceptional) by Demotech, Inc. ("Demotech") and rated "BBB+" (good) by Standard & Poors Insurance Rating Services ("S&P"). As with all ratings, Best, Demotech and S&P ratings are subject to change at any time.

     The business of the Group is organized into three divisions: the Small Business Division, the Personal Lines Division and the Mid-Market Division. Each of these divisions has separate management teams responsible for all marketing, sales and underwriting decisions within their divisions. The Small Business Division focuses on commercial package products for small businesses; the Personal Lines



     Division
     concentrates on personal automobile and homeowners insurance; and the Mid-Market
     Division focuses on commercial auto, commercial package and workers' compensation insurance for larger accounts. Over the past two years, the Group has invested resources to enhance and market its products, to upgrade the quality of customer service and to provide its agents with the ability to sell products, process applications, receive price quotes and obtain other policy and claim information via the Internet.
     The Group plans to expand its Internet services in the future.

     For the years ended December 31, 1999, 1998 and 1997 net earned premiums for the
     Company were $42.4 million, $67.5 million and $80.9 million, respectively. While net earned premiums declined in all lines of business, the most significant reductions were in assigned risk automobile and voluntary private passenger automobile lines. As a result of poor operating results in the assigned risk business, the Group no longer participates in this line of business. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The Group believes it has provided adequate reserves for such liabilities, including loss adjustment expenses. With respect to voluntary private passenger automobile insurance, poor underwriting results have resulted in a re-underwriting of the existing book of business, the termination of certain agency relationships and, for certain other agents, a determination not to accept any applications for new private passenger automobile business. Additionally, re-underwriting efforts in other commercial lines, along with terminated and/or reduced agency relationships referred to above, have resulted in reduced commercial lines premiums.

     The Group's reduced premium volume does not support its current overhead structure.
     The Group is currently examining its overhead costs and plans to implement an expense reduction program this year to more closely align these costs with its current volume of business. In order to return to profitability, the Group also will have to generate new business, primarily in the Small Business Division and in the radio-controlled livery line of the Mid-Market Division, and improve retention of its existing profitable business.
     An important customer service feature, which is designed to enable the Group to attract profitable business, is the ability to provide producers faster quoting of policy prices and underwriting approval over the Internet. The Group is currently providing this service for commercial policies issued by the Small Business Division, and plans to continue to invest in technology in order to expand this service to other lines of business in the future.

     During the year ended December 31, 1999, 13% of net earned premiums of the Company were derived from assigned risk business, 12% from commercial automobile lines, 35% from other commercial lines and 40% from personal lines. Substantially all of the Group's policies are written in New York for a one-year period. The Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. Empire is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and
     New Jersey.

     The business of the Group is produced through general agents, local agents and insurance brokers, who are compensated for their services by payment of commissions on the premiums they generate. There are seven general agents, one of which is owned by Empire, and 398 local agents and insurance brokers presently acting under agreements with the Group. These agents and brokers also represent other competing insurance companies. The Group's owned general agent is its largest producer and generated 12% of its total premium volume for the year ended December 31, 1999.

     On a quarterly basis, the Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Company's results for 1999 was approximately $5.1 million for reserve increases related to losses from prior accident years. The Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate. Over the past few years, the Group has taken steps to improve its operations, enhance its information systems, redefine its markets and improve its underwriting and claims handling procedures. The Group believes that the results of these efforts may not be known for some time, given the nature of the property and casualty insurance business and the inherently long period of time involved in settling claims.

     Pooling Agreement

     All insurance business written by the Company is subject to a pooling agreement with
     Empire under which the Company and Empire effectively operate as one company. The
     pooling agreement and subsequent amendments were approved by the New York State
     Insurance Department. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities.
     As of December 31, 1999, Empire and its subsidiaries had 521 full and part-time employees.
     Currently, and for all periods presented, all premiums, losses, loss adjustment expenses and other underwriting expenses are shared on the basis of 70% to Empire and 30% to the Company.

     Financial Information Relating to Business Segments

     For all periods presented, the Company's operations are presented in the following business segments:

     (1) Small Business - includes commercial package products for small businesses.
     (2) Mid-Market - includes commercial automobile (including medallion and radio-
          controlled livery vehicles), commercial package and workers' compensation insurance for larger accounts.
     (3) Personal Lines - includes private passenger automobile, homeowners and fire and allied insurance coverages.

     Prior year business segment data has been reclassified to conform to the
     1999
     presentation.

The following table presents business segment data, net of reinsurance, for each of the three years ended December 31, 1999 (in thousands, except loss ratio information):

                      Premiums       Premiums          Losses and LAE          Loss
                       Written         Earned             Incurred             Ratio
1999

Personal Lines (1)     $ 15,156       $ 22,404             $ 19,236             85.9%
Mid-Market               11,679         13,771               19,751            143.4%
Small Business            5,977          6,273                3,551             56.6%
Total                  $ 32,812       $ 42,448             $ 42,538            100.2%

1998

Personal Lines (1)     $ 29,357       $ 39,251             $ 35,741             91.1%
Mid-Market               22,162         21,643               27,459            126.9%
Small Business            6,540          6,618                6,389             96.5%
Total                  $ 58,059       $ 67,512             $ 69,589            103.1%

1997

Personal Lines (1)     $ 44,421       $ 47,292             $ 58,656            124.0%
Mid-Market               24,058         27,223               16,934             62.2%
Small Business            6,550          6,376                6,455            101.2%
Total                  $ 75,029       $ 80,891             $ 82,045            101.4%







(1) Includes assigned risk automobile business, which the Company no longer participates in effective January 1, 2000.

     [S]
     For further information concerning Business Segments, see Notes 8 and 12 of the Notes to Consolidated Financial Statements, included elsewhere herein.

     Combined Ratios

     Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles
     ("SAP"), for the three years ended December 31, 1999. The Loss Ratio is the ratio of net incurred losses and loss adjustment expenses to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations, net of service fee income) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.

                                               Years Ended December 31,

                                          1999           1998           1997
Loss Ratio: (a)
      GAAP                               100.2%         103.1%          101.4%
      SAP                                100.2%         103.1%          101.4%
      Industry (SAP) (b)                   N/A           76.5%           72.8%

Expense Ratio:
      GAAP                                39.7%          26.3%           17.9%
      SAP                                 45.0%          31.3%           17.2%
      Industry (SAP) (b)                   N/A           29.5%           28.8%

Combined Ratio:  (c)
      GAAP                               139.9%         129.4%          119.3%
      SAP                                145.2%         134.4%          118.6%
      Industry (SAP) (b)                   N/A          106.0%          101.6%


(a) Includes Loss and Loss Adjustment Expenses.

(b) Source: Best's Aggregates & Averages, Property/Casualty, 1999 Edition. Industry
    Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(c) For 1998, the difference in the accounting treatment for curtailment gains relating to defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio.  Additionally, for all three years, the difference relates to the accounting for certain costs which are treated differently under SAP and GAAP.  For further information about the Company's Combined Ratios see
    Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
    Operations" of this Report.

     [S]

     Reinsurance

     The Company's maximum retained limit for all lines of business was $300,000 for 1999.
     The Company's maximum retained limit for 1998 and 1997 was $500,000 for workers'
     compensation and $300,000 for other property and casualty lines. Additionally, the
     Company has entered into certain excess of loss and catastrophe treaties to protect against certain losses. Its retention of lower level losses under such treaties is
     $7.5 million for 2000, and was $7.5 million for 1999 and 1998, and $5.0 million for
     1997.

     Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire assumes 50% up to
     July 1, 1997 and 75% thereafter of the effective period premiums and losses of
     Centurion and grants Centurion a ceding commission. Under the pooling agreement,
     70% of such business assumed will be retained by Empire and 30% will be ceded to the Company.

     Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including
     (with their respective Best ratings) General Reinsurance Corporation (A++) (superior),
     Zurich Reinsurance (North America), Inc. (A+) (superior), IPCRe Limited (A+) (superior) and Partner Reinsurance Company Ltd. (A+) (superior). The Company believes its reinsurers to be financially capable of meeting their respective obligations.
     However, to the extent
     that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

     Investments

     Investment activities represent a significant part of the Company's total income.
     Investments are managed by the Investment Committee of the Board of Directors, which consults with outside investment advisors with respect to a substantial portion of the
     Company's investment portfolio.

     The Company has a diversified investment portfolio of securities, a substantial portion of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. At December 31, 1999, 1998 and 1997, the Company's portfolio of trading securities was not material. At December 31,
     1999, 1998 and 1997, the average yield of the Company's bond portfolio was approximately
     6.5%, 5.8% and 5.9%, respectively, and the average maturity of the Company's bond portfolio for 1999, 1998 and 1997 was approximately 2.6 years, 3.2 years and 3.3 years, respectively.

     Tax Sharing Agreement

     The Company has been included in the consolidated federal income tax returns of
     Leucadia since 1993. Under the terms of the tax sharing agreement between Leucadia and the Company, the Company computes its tax provision on a separate return basis and is either charged its share of federal income tax resulting from its taxable income or is credited for tax benefits resulting from its losses.

     Government Regulation

     Insurance companies are subject to detailed regulation and supervision in the states in which they transact business. Such regulation pertains to matters such as approving of policy forms and various premium rates, minimum reserves and loss ratio requirements, the type and amount of investments, minimum capital and surplus requirements, granting and revoking licenses to transact business, levels of operations and regulating trade practices. Insurance companies are required to file detailed annual reports with the supervising agencies in each of the states in which they do business, and are subject to examination by such agencies at any time. Increased regulation of insurance companies at the state level and new regulation at the federal level is possible, although the
     Company cannot predict the nature or extent of any such regulation or what impact it would have on the Company's operations.

     The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The
     RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. As of December 31, 1999, the Company's RBC ratio exceeded minimum requirements.

     The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in
     discovering potential weakly capitalized companies or companies with unusual trends.
     While the Company's operations had certain "other than normal" NAIC ratios for the year ended December 31, 1999, the Company believes that it is unlikely that material adverse regulatory action will be taken.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the
     Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. It is not known whether the New York State Insurance Department
     (the "Department") will adopt the Codification, and whether the Department will make any changes to that guidance. The Company has not estimated the potential effect of the
     Codification guidance if adopted by the Department.

     The Group is a member of state insurance funds, which provide certain protection to policyholders of insolvent insurers doing business in those states. Due to insolvencies of certain insurers, the Group has been assessed certain amounts which have not been material and are likely to be assessed additional amounts by state insurance funds.
     The Company believes that it has provided for all anticipated assessments and that any additional assessments will not have a material adverse effect on the Company's financial condition or results of operations.

     Competition

     The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and more diversified lines of insurance coverage. Additionally, certain competitors market their products with endorsements from affinity groups, while the Company's products are unendorsed, which may give such other companies a competitive advantage. Federal administrative, legislative and judicial activity has resulted in changes to federal banking laws that increase the ability of national banks to offer insurance products in direct competition with the



     Company.  The
     Company is unable to determine what effect, if any, such changes may have on the
     Company's operations.

     The Company believes that property and casualty insurers generally compete on the basis of price, customer service, consumer recognition, product design, product mix and financial stability. The industry has historically been cyclical in nature, with periods of less intense price competition generating significant profits, followed by periods of increased price competition resulting in reduced profitability or loss.
     The current cycle of intense price competition has continued for a longer period than in the past, suggesting that the significant infusion of capital into the industry in recent years, coupled with larger investment returns has been, and may continue to be, a depressing influence on policy rates. In addition, the Company is experiencing increased competition from low cost insurance providers that write many lines of business on a direct response basis through direct mail, telemarketing and the
     Internet. The profitability of the property and casualty insurance industry is affected by many factors, including rate competition, severity and frequency of claims (including catastrophe losses), interest rates, state regulation, court decisions and judicial climate, all of which are outside of the Company's control.

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

In the following table, the liability for losses and LAE of the Company, are reconciled for each of the three years ended December 31, 1999.  Included therein are current year data and prior year development.
                                     RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                               1999          1998          1997
(In thousands)
SAP liability for losses and LAE,
net of reinsurance, at beginning
of the year                                $ 139,771     $ 145,260     $ 143,494

Provision for losses and LAE for
claims occurring in the current year          36,524        56,698        73,741
Increase in estimated losses and LAE
for claims occurring in prior years            6,014        12,891         8,304
                                              42,538        69,589        82,045


Loss and LAE payments for claims
occurring during:
    Current year                              12,382        19,203        23,804
    Prior years                               56,325        55,875        56,475
                                              68,707        75,078        80,279

SAP liability for losses and LAE,
net of reinsurance                           113,602       139,771       145,260

Reinsurance recoverable                      228,334       294,461       272,266

Liability for losses and LAE at
the end of year as reported in
the financial statements (GAAP)            $ 341,936     $ 434,232     $ 417,526




     [S]

     The table on page 9 presents the development of balance sheet liabilities for 1989 through 1999. The liability line at the top of the table indicates the estimated liability, net of reinsurance, for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims that were unpaid at each annual balance sheet date, including provision for losses estimated to have been incurred but not reported to the Company.
     The middle portion of the table shows the re-estimated amount of the previously reported liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment.

     The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the initial 1989 liability estimate has developed a
     $0.5 million redundancy over ten years. The effect on pre-tax income during the past three years of changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table above.

     The lower section of the table on page 9 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1999, the Company had paid $65.8 million of the currently estimated
     $70.1 million of losses and LAE that had been incurred for the 1989 calendar year, thus an estimated $4.3 million of losses incurred for 1989 remain unpaid as of the current balance sheet date.

     In evaluating this information it should be noted that each amount shown for "cumulative redundancy (deficiency)" results includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1992, but incurred in 1989, will be included in the cumulative redundancy or deficiency amount for years 1989, 1990 and 1991. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.
     Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     For further discussion of the Company's loss development experience, see
     Item 7,
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Analysis of Loss and Loss Adjustment Expenses Development
(In thousands)

Years ended
December 31,          1989      1990      1991      1992      1993      1994      1995      1996      1997      1998      1999

Liability for Unpaid
Losses and Loss
Adjustment Expenses   $70,567   $75,420  $ 84,178  $ 96,712  $106,115  $121,923  $142,718  $143,494  $145,260  $139,771  $113,602

Liability Re-
estimated as of:
 One year later       $68,347   $74,844  $ 83,987   $96,516  $103,181  $132,189  $150,852  $151,798  $158,152  $145,785  $     -
 Two years later       65,227    73,538    83,341    97,208   112,176   140,620   160,686   163,378   163,609
 Three years later     63,792    73,151    85,197   103,592   118,127   150,434   172,650   179,200
 Four years later      63,556    74,190    88,928   108,430   124,375   160,542   182,318
 Five years later      63,584    76,509    92,035   112,988   132,606   167,164
 Six years later       64,962    78,392    95,273   118,446   137,669
 Seven years later     65,467    80,040    99,467   121,715
 Eight years later     66,298    83,670   101,505
 Nine years later      68,877    84,981
 Ten years later       70,100
Cumulative
Redundancy/
(Deficiency)          $   467   $(9,561) $(17,327) $(25,003) $(31,554) $(45,241) $(39,600) $(35,706) $(18,349) $ (6,014) $      -

Cumulative Amount of
Liability Paid
Through:
 One year later       $19,744   $23,681  $ 26,852  $ 33,903  $ 35,048  $ 45,789  $ 60,382  $ 56,475  $ 55,875  $ 56,325  $      -
 Two years later       32,840    38,067    44,989    54,615    59,701    80,911    95,190    94,062    93,714
 Three years later     42,271    50,194    59,336    71,653    81,680   105,977   121,900   122,811
 Four years later      49,803    58,830    69,955    85,689    97,917   124,645   141,259
 Five years later      54,602    65,025    77,965    95,938   109,083   136,791
 Six years later       58,185    69,568    83,886   102,416   116,929
 Seven years later     60,953    72,683    88,139   107,246
 Eight years later     62,737    75,932    91,364
 Nine years later      64,409    78,103
 Ten years later       65,815

Gross Liability -
End of year                                                 $ 290,833  $ 341,599  $ 399,879  $ 406,087  $417,526  $434,232  $341,936
Reinsurance                                                   184,718    219,676    257,161    262,593   272,266   294,461   228,334
Net Liability -
End of year as
shown above                                                 $ 106,115  $ 121,923  $ 142,718  $ 143,494  $145,260  $139,771  $113,602

Gross Re-Estimated
Liability - Latest                                          $ 404,267  $ 483,932  $ 519,667  $ 512,662  $474,405  $431,509
Re-estimated Reinsurance
-  Latest                                                     266,598    316,768    337,349    333,462   310,796   285,724
Net Re-estimated Liability
- Latest                                                    $ 137,669  $ 167,164  $ 182,318  $ 179,200  $163,609  $145,785
Gross Cumulative(Deficiency)
/Redundancy                                                 $(113,434) $(142,333) $(119,788) $(106,575) $(56,879) $  2,723


     Item 2.   Properties
     [S]
     The Group has entered into a twenty year lease agreement which expires in 2018, consisting of 286,510 square feet, in an office building located at 335 Adams Street in Brooklyn, New York, in which Leucadia has an equity interest. The Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

     Empire has subleased 133,140 square feet of the office space to its parent, Leucadia at similar terms as in the original lease.

     The Group also conducts limited operations from branch offices located in Rochester,
     New York and Boston, Massachusetts. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling
     Agreement" under Item 1, herein.

     Item 3.   Legal Proceedings



     [S]
     The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with counsel, the Company does not believe that such litigation will have a material effect on its financial position, results of operations or cash flows.

     Item 4.   Submission of Matters to a Vote of Security Holders
     [S]
     The following matters were submitted to a vote of shareholders at the Company's 1999
     Annual Meeting of Shareholders held on October 25, 1999:

                                          Number of           Number of
     a) Election of directors:           Shares in favor      Votes
     Withheld

     [S]
     Class III Directors, term expires 2002:
     [S]
     Francis M. Colalucci                  6,405,691          55,276
     James E. Jordan                       6,405,691          55,276
     Joseph A. Orlando                     6,405,691          55,276
     Harry H. Wise                         6,405,691          55,276
     [S]
     Class I Director, term expires in 2000:
     [S]
     Carmen M. Rivera                      6,405,691          55,276
     [S]
     Class I Directors continuing in office:
     [S]
                 Ian M. Cumming
                 Thomas E. Mara
                 Joseph S. Steinberg
                 Daniel G. Stewart
     [S]
     Class II Directors continuing in office:
     [S]
                 Martin B. Bernstein
                 Louis V. Siracusano
                 Lucius Theus
                 Robert V. Toppi
     [S]
     b)    No other matter was voted upon at the meeting.

                                                 PART II
     Item 5.    Market for the Registrant's Common Equity and Related
     Stockholder Matters

     (a) Market Information
     The Company's common stock trades on The NASDAQ National Stock Market under the
     symbol "ALCI". The following table sets forth, for the calendar quarters indicated, the high and low closing trade price per common share as reported by the National
     Association of Securities Dealers, Inc.

                                                   High                 Low

           1st Quarter 2000                      $ 6 7/8              $ 5  7/8
          (Through March 17, 2000)

           1st Quarter 1999                        8 7/32               7
           2nd   "       "                         8 3/4                7
           3rd   "       "                         8                    6  3/8
           4th   "       "                         7 1/16               6  3/8


           1st Quarter 1998                        7 1/2                6  3/4
           2nd   "       "                         9 1/4                7 10/32
           3rd   "       "                         8                    7
           4th   "       "                         8                    7

     [S]
     (b) Holders
     The number of shareholders of record of common shares at December 31, 1999 was 497.
     [S]
     (c) Dividends
     The Company has paid no dividends on its common shares since 1975. The New York
     Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York
     State Insurance Department, no New York domestic property/ casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (1)
     10% of surplus to policyholders as shown by its last statutory annual statement or
     (2) one hundred percent of adjusted net investment income during such period. At
     December 31, 1999, $6,942,000 was available for distribution of dividends. The
     Company does not presently anticipate paying dividends in the near future. [S]

Item 6. 	Selected Financial Data
The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations" of this Report:

                                                  Year ended December 31,
                                 1999         1998         1997         1996         1995
                                         (In thousands, except per share amounts)
Total Revenues                 $55,662      $92,070     $102,624     $120,790     $117,892

Net (Loss)/Income (a)          $(3,731)     $   504     $    (83)    $  2,634     $    563

Basic and Diluted
(Loss)/Earnings Per share:
(Loss)/Income(a)               $ (0.53)     $  0.07     $  (0.01)    $   0.37     $   0.08

Item 6. Selected Financial Data, continued
a) Net income (loss) includes net securities (losses)/gains net of applicable tax, as follows (in thousands, except per share amounts):
                                (Losses)/Gains            Per Share
         1999                   $ (1,084)                 $ (0.15)
         1998                      3,951                     0.56
         1997                       (125)                   (0.02)
         1996                        735                     0.10
         1995                       (133)                   (0.02)

[S]

                                                     At  December 31,
                             1999         1998         1997         1996         1995
                                                      (In thousands)
Total assets               $486,020     $605,704     $640,249     $653,730     $660,820
Invested assets             205,246      234,039      271,736      272,992      273,548

Surplus note:
   Face value                 7,000        7,000        7,000        7,000        7,000
   Accrued Interest           8,851        8,300        7,710        7,115        6,524
Common Shareholders'
   Equity(a)                 71,716       78,200       78,164       75,658       75,936

[S]

                                              For the years ended December 31,
                             1999         1998         1997         1996         1995
GAAP Combined Ratio(b)       139.9%       129.4%       119.3%       114.1%       115.4%
SAP Combined Ratio (b)       145.2%       134.4%       118.6%       107.5%       107.5%
Industry SAP Combined
  Ratio (c)                    N/A        106.0%       101.6%       105.8%       106.4%
Premium to Surplus
  Ratio (d)                    0.5X         0.8X         1.1X         1.4X         1.6X

(a) Includes unrealized depreciation of approximately $2.3 million in 1999 and $1.7 million in 1996 and unrealized appreciation of approximately $0.5 million in 1998, $0.9 million in 1997 and $1.2 million in 1995, all net of tax, on investments classified as available for sale.
(b) For 1998, the difference in the accounting treatment for curtailment gains relating to defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio.  For 1996 and 1995, a change
in the statutory accounting treatment for   retrospectively rated reinsurance agreements
was the principal reason for the difference between the GAAP Combined Ratios and the SAP
Combined Ratios. Additionally, for 1999, 1998, 1997 and 1996,  the difference relates to the accounting for certain costs, which are treated differently under SAP and GAAP.
(c) Source:  Best's Aggregates & Averages, Property/Casualty, 1999 Edition. Industry
Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.
(d) Premium to Surplus Ratio was calculated by dividing annual statutory net premiums written by year-end statutory surplus.

     Item 7.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations



     [S]
     The purpose of this section is to discuss and analyze the Company's financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and related notes which appear elsewhere in this Report.
     [S]
     Liquidity and Capital Resources
     [S]
     In 1999 and 1998, net cash was used for operations as a result of a decrease in premiums written and a program to reduce pending claims.

     At December 31, 1999 and 1998 the yield of the Company's fixed maturities portfolio was
     6.5% and 5.8%, respectively, with an average maturity of 2.6 and 3.2 years for 1999 and
     1998, respectively. Additionally, the Company maintains a diversified investment portfolio of securities, of which at December 31, 1999, approximately 82% of the fixed maturities portfolio was invested in issues of the U.S. Treasury and its governmental agencies with the remainder primarily invested in investment grade corporate and industrial issues.

     The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income, maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During
     1999, the Company sold certain securities at a net realized capital loss to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.
     [S]
     Results of Operations
     [S]
     Net earned premium revenues of the Company were $42.4 million, $67.5 million and $80.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. While earned premiums declined in all lines of business, the most significant reductions during 1999 were in assigned risk automobile ($7.3 million), voluntary private passenger automobile ($8.1 million) and commercial package policies ($3.7 million). As a result of poor operating results, the Company is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Company remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The Company believes it has provided adequate reserves for such liabilities, including loss adjustment expenses.
     The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Company's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The
     Company's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

     In 1998, the decrease in earned premium revenues was primarily due to a decline in the number of assigned risk automobile pool contracts acquired due to competition and the depopulation of the assigned risk automobile pool ($7.4 million) and a reduction in certain lines, principally voluntary commercial automobile ($2.6 million), private passenger automobile ($1.8 million), commercial package policies ($1.3 million) and workers' compensation ($1.1 million), due to tighter underwriting standards, re-underwriting and increased competition.

     The Company's combined ratios as determined under GAAP and SAP were as follows:
                                       Years Ended December 31,
                                     1999         1998         1997
           GAAP                     139.9%       129.4%       119.3%
           SAP                      145.2%       134.4%       118.6%

     [S]
     The Company's combined ratios increased in 1999 and 1998 primarily due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, the reduction in servicing fees negatively affected the expense ratios. Expense ratios were also adversely affected by increased expenditures related to the installation of new information systems, providing Internet access to agents and severance costs. Included in the Company's results for 1999, 1998 and 1997 were $5.1 million, $12.9 million and $8.3 million, respectively, for reserve strengthening related to losses from prior accident years.

     During 1999, the Company experienced unfavorable development due to an increase in severity of 1998 accident year losses in the assigned risk automobile and voluntary private passenger automobile lines, and 1996 accident year losses in certain classes of the commercial automobile line. As a result, the Company increased its reserves by
     $2.2 million for assigned risk automobile, $1.5 million for voluntary private passenger automobile and $1.4 million for commercial automobile lines. As previously discussed, the Company no longer accepts new policies from certain agents identified as having had poor underwriting results in the voluntary private passenger automobile line of business and, effective January 1, 2000, the Company no longer participates in the assigned risk business. Additionally, the Company no longer offers insurance in those classes of the commercial automobile line that contributed to the unfavorable development.

     During 1998, the Company reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998.
     Additionally, during 1998, the Company reorganized the commercial auto claims department.
     As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised. Accordingly, reserves were strengthened by
     $3.9 million for workers' compensation, $4.2 million for commercial automobile and
     $4.2 million for other commercial liability lines of business.

     The 1997 reserve strengthening included $3.3 million for commercial package lines of business and $2.1 million for voluntary commercial automobile lines of business.
     These increases resulted from a review of open claim files and the continued unfavorable development of prior accident years losses, particularly the 1992 through 1994 accident years.

     As a consequence of its reserve increases, the Company has reduced premiums and pre-tax profits to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements. Such amounts totaled $1.4 million,
     $0.6 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has not entered into retrospectively rated reinsurance agreements after 1995.

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

     The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or are affected by future conditions, reserving for property and casualty claims is a complex and uncertain process, requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

     In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

     Investment income has decreased by approximately $2.1 million or 14.2% in 1999 as compared to a decrease of $1.2 million, or 7.5% in 1998, primarily as a result of lower invested assets due to a decrease in premiums written and a program to reduce pending claims. During 1999, the Company had realized capital losses of $1.7 million principally due to the sale of fixed maturities to satisfy operating cash needs.
     During 1998, the Company had realized capital gains of $6.1 million principally from gains recognized on the sale of fixed maturities, primarily U.S. Treasury Notes.
     During 1997, the Company recorded $0.2 million in realized capital losses in the normal course of managing its investment strategy.

     The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected a decrease of $2.2 million in 1999 or
     10.5% and an increase of approximately $1.0 million or 4.9% in 1998. The decrease in 1999 primarily related to the decline in premium revenue coupled with a reduction in operating expenses. The increase in 1998 was largely the result of expenses relating to the move of the Company's executive and administrative offices to Brooklyn, New York and higher underwriting costs relating to surveys and audits of insureds records in connection with the Company's re-underwriting efforts offset in part by a $2.0 million pension curtailment gain. The decrease in 1997 was primarily the result of lower operating costs, primarily relating to pension and severance benefits for certain employees, and a decrease in the provision for servicing carriers expenses in connection with the NYPAP, offset by higher systems costs.
     [S]
     Impact of Inflation
     [S]
     The Company, as well as the property and casualty insurance industry in general, is affected by inflation. With respect to losses, the Company's claim severity is affected by the impact of inflation on the cost of automobile repair parts, medical costs and lost wages. The costs of adjusting claims and other underwriting expenses have also been affected by inflationary pressures on salaries and employee benefits.
     The Company receives rate increases based in part upon its experience as well as the industry's experience. Accordingly, premium increases generally follow the rate of inflation.
     [S]
     Cautionary Statement for Forward-Looking Information
     [S]
     Statements included in this Report may contain forward-looking statement pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
     Such statements s. Such forward-looking statements are made may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates",
     "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.
     Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.
     The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

     [S]
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
     [S]
     The following includes "forward-looking statements" that involve risks and uncertainties.
     Actual results   could differ materially from those projected in the
     forward-looking
     statements.

     The Company's market risk arises principally from interest rate risk related to its investment portfolio. The Company does not enter into material derivative financial instrument transactions.

     The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 80% of the Company's total investment portfolio at December 31, 1999. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time.
     The estimated
     weighted average remaining life of these fixed income securities was approximately 2.6 years at December 31, 1999. The Company's fixed income securities, like all fixed income instruments, are subject to investment rate risk and will fall in value if market interest rates increase. At December 31, 1998, fixed income securities comprised approximately 78% of the Company's investment portfolio and had an estimated weighted average remaining life of 3.2 years. At December 31, 1999 and 1998, the Company's portfolio of trading securities was not material. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company manages the investment portfolio to preserve principal, maintain a high level of quality, comply with applicable insurance industry laws and regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments.

The following table provides information about the Company's fixed income securities.
The table presents principal cash flows by expected maturity dates.
Expected Maturity Date
                                     2000     2001     2002     2003     2004     Thereafter    Total    Fair Value
                                                   (Dollars in thousands)
Rate Sensitive Assets:
Available for Sale Fixed
  Income Securities:
U.S. Government                   $14,812   $23,416   $77,653        -        -   $24,788     $140,669  $140,669
 Weighted Average Interest Rate     5.08%     5.35%     6.43%        -        -      5.16%         -         -
Other Fixed Maturities:
Rated Investment Grade            $ 1,925   $ 1,569   $ 4,386  $ 3,298  $10,691   $ 7,256     $ 29,125  $ 29,125
 Weighted Average Interest Rate     6.53%     6.91%     6.68%    6.00%    6.95%     6.51%           -         -
Rated Less Than Investment
 Grade/Not Rated                       -         -         -   $   830       -         -      $    830  $    830
 Weighted Average Interest Rate        -         -         -     7.13%       -         -            -          -

Held to Maturity Fixed Income
  Securities:
U.S. Government                        -         -    $  492        -        -         -      $    492  $    476
 Weighted Average Interest Rate        -         -     6.38%        -        -         -            -          -

     [S]
     Item 8.   Financial Statements and Supplementary Data
     [S]
               See page F1.
     [S]
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     [S]
               NONE

                                                 PART III
     [S]
     Item 10. Directors and Executive Officers of the Registrant
     [S]
     Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 13 members divided into three classes: Class I, Class II and Class III.
     Class I consists of five directors and Class II and III each consists of four directors.
     Joel Berlin resigned from the Boards of the Group in January 1999 and was replaced by
     Ms. Carmen M. Rivera in March 1999. One class of directors is elected in each year for a three-year term. All of the directors of the Company are also directors of Empire and
     Centurion.

Name, Age and Position               Principal Occupation, Office
     with Company                       and Term of Office

Robert V. Toppi, 62,                 Principal Occupation - President, and Chief Executive
Director, President and Chief        Officer of the Company and  Empire
Executive Officer                    since August 1998.
                                     Previously, Resident Vice President of the Greater New York
                                     district with Aetna Casualty and Surety Company.
                                     Class II Director since August 1998; current term expires 2001.

Martin B. Bernstein, 66,             Principal Occupation - President and
Director                             Director of Ponderosa Fibres of America, Inc.
                                     (A pulp manufacturer for paper producers).
                                     Class II Director since February 1988; current term
                                     expires 2001.

Ian M. Cumming, 59,                  Principal Occupation - Presently and since June 1978,
Director                             Chairman of the Board and a Director of Leucadia.
                                     Director of Skywest, Inc. (a Utah-based
                                     regional air carrier) since June 1986.
                                     Director of MK Gold Company ("MK Gold")
                                     (an international gold mining company) since June 1995.
                                     Director of HomeFed Corporation ("HomeFed"),
                                     (a   California real estate developer) since May 1999.
                                     Class I Director since February 1988; current
                                     term expires 2000.

James E. Jordan, 56,                 Principal Occupation - Private Investor.
Director                             Previously, President of  The William Penn Corporation
                                     from 1986 until 1997. Director of First Eagle SoGen Mutual
                                     Funds and JZ Equity Partners PLC (a British investment trust company).
                                     Class III Director since 1997; current term expires 2002.

Thomas E. Mara, 54,                  Principal Occupation - Presently and
Director                             since May 1980, Executive Vice President of Leucadia
                                     and Treasurer of Leucadia since January 1993.
                                     Class I Director since October 1994; current term expires 2000.

Louis V. Siracusano, 53,             Principal Occupation - Attorney with
Director                             McKenna, Fehringer, Siracusano &
                                     Chianese (a law firm) for over seven years.
                                     Class II Director since 1985; current term expires 2001.

Name, Age and Position               Principal Occupation, Office
   with Company                       and Term of Office

Joseph A. Orlando, 44,               Principal Occupation - Chief Financial Officer of  Leucadia
Director                             since April 1996 and Vice President of  Leucadia since January 1994.
                                     Class III Director  since 1998; current term expires 2002.

Joseph S. Steinberg, 56,             Principal Occupation - President of Leucadia since
Director, Chairman of the Board      January 1979 and Director of Leucadia since
                                     December 1978.  Director of MK Gold  since June 1995. Director since
                                     June 1988 of Jordan Industries, Inc., a holding company principally engaged in manufacturing.  Director of  HomeFed  since August 1998.
                                     Class I Director since February 1988; current term expires 2000.

Daniel G. Stewart, 81,               Principal Occupation - Independent
Director                             consulting actuary. Previously, Senior Vice
                                     President of Mutual Benefit Life Insurance
                                     Company from 1985 to November 1991.
                                     Class I Director since 1980; current term expires 2000.

Lucius Theus, 77,                    Principal Occupation - President, The U.S. Associates
Director                             (consultants in civic affairs, human resources
                                     and business management) since 1989.  Principal and
                                     Director of the Wellness Group, Inc.
                                     (a provider of health promotion programs) since 1989
                                     Corporate Director, Civic Affairs of Allied
                                     Corporation (a diversified industrial company) since 1979.
                                     Class II Director since 1980; current term expires 2001.

Carmen M. Rivera, 53,                Principal Occupation - Senior Vice President of Small Business
Director, Senior Vice President      and Personal Lines Division of the Company and Empire since
                                     November 1998.  Previously, Select  Manager in the  N.Y.C. office at the  Travelers Property Casualty  Corporation.
                                     Class I Director since March 1999; current term expires 2000.

Harry H. Wise, 61,                   Principal Occupation - President and
Director                             Director, H.W. Associates, Inc. (an investment
                                     advisory firm). President and Director, Madison
                                     Equity Capital Corp. (a sponsor of private investment partnerships).
                                     Class III Director since 1988; current term expires 2002.

Francis M. Colalucci, 55,            Principal Occupation - Executive Vice President,
Director, Executive Vice President,  Chief Financial Officer and Treasurer of the
Chief Financial Officer &            Company and Empire since March 1999.
Treasurer                            Senior Vice President, Chief Financial Officer and Treasurer
                                     since January 1996.  Previously, Vice President & Corporate Treasurer
                                     of Continental Corporation (an insurance holding Company) from
                                     1991 to January 1996.
                                     Class III Director since October 1996; Current term expires in
                                     2002.

Name, Age and Position                Principal Occupation, Office
  with Company                         and Term of Office
Robert F. Boyle, 46,                  Principal Occupation - Senior Vice President, Mid-Market
Senior Vice President 			  Division of the Company and Empire since March 1998.
                                      Vice President, Underwriting from January 1997 to March
                                      1998.  Previously,  Northeast Regional Commercial Underwriting
                                      Manager at Allstate Insurance Company from March 1988 to January 1997.

Rocco J. Nittoli, 41,                 Principal Occupation - Senior Vice President & Chief
Senior Vice President &               Information Officer of the Company and Empire since January
Chief Information Officer             2000.  Vice President and Controller from September 1997 to January
                                      2000.  Previously, Controller of Aegis Insurance Services, Inc. from
                                      October 1995 to September 1997.

Edward A. Hayes, 48,                  Principal Occupation - Senior Vice President,
Senior Vice President                 Claims for the Company and Empire since November
                                      1999.  Previously, attorney with Hawkins, Feretic,
                                      Daly, Maroney & Hayes ( a law firm) from May 1997 to November 1999.
                                      Vice President at Travelers Property Casualty Corporation from February
                                      1996 to May 1997. Attorney of  Record and Managing Attorney of Aetna
                                      Casualty & Surety Company's Staff Counsel Office in New York City from
                                      July 1988 to February 1996.

Item 11.	Executive Compensation

Summary Compensation Table
The following table sets forth certain compensation information for Robert V. Toppi, currently the Chief Executive Officer ("CEO") of  the Company and Richard G. Petitt
who was previously CEO of the Company, the only executive officers whose compensation paid, or accrued for, under the pooling arrangement exceeded $100,000 for the years ended December 31, 1999, 1998 and 1997.
                                                   Summary Compensation Table
                                                                       All Other
                                             Annual Compensation     Compensation
Name and Principal
  Position                                   Salary      Bonus
                       Year                    $           $               $
Robert V. Toppi        1999                  (a)         (a)              (a)
President  & CEO       1998                  (a)         (a)              (a)

Richard G. Petitt      1997                  105,969      90,000           6,767 (b)
Chairman, President
& CEO.

(a) Mr. Toppi receives no compensation from the Company.  He is compensated directly by
Leucadia.
(b) Includes Salary Cap Restoration Plan ($2,303), Pension Plan ($3,264), and Company match of 401(k) Plan ($1,200).


     The Company does not directly remunerate directors. The directors of the Company and Empire who are not officers or employees of Empire and the Company were paid an annual retainer of
     $5,000. In addition, eligible directors receive $1,500 for each joint board meeting attended.
     For attendance at a meeting of a committee of the joint board, such directors receive $1,500 per meeting. In addition, each Chairperson of a committee is entitled to $500 per annum.
     All fees paid to such directors are shared in accordance with the pooling agreement.

     In 1998, Mr. Richard G. Petitt retired as Director, Chairman of the Board, President and CEO of the Company and the Group. He was succeeded by Mr. Toppi who is President and CEO and a
     Director.  Mr. Steinberg succeeded Mr. Petitt as Chairman of the Board.
     [S]
     Pension Plan
     [S]
     Effective January 1, 1999, Empire adopted a non-contributory defined contribution plan
     (the "Plan"). The contributions, ranging from 2% - 16% of employees' current pension eligible compensation, are based on the age and service of the employee with Empire.
     These contributions accumulate for participants on a tax-deferred basis. Participants direct the investment of their contributions to their accounts. Empire contributed
     $1,145,000 to the Plan in 1999. In accordance with the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Plan.

     Prior to January 1, 1999, pensions for officers and employees of the Company were provided under a non-contributory defined benefit pension plan ("prior plan"). Any employee was eligible for membership in the plan on January 1st or July 1st of any plan year after which they had completed one full year of service, consisting of a minimum of 1,000 credited hours with Empire, provided they had attained the age of
     21 years by or before such date. Members of the prior plan received a basic pension if they worked until their normal retirement date, which was the last day of the month in which they attained 65 years of age with 5 years of, credited service. Any member in the active employ of Empire may have elected early retirement between 55 and 65. A member electing early retirement must have had at least 10 years of service.
     A monthly average of total compensation received over the highest 5 consecutive plan or calendar years before retirement was taken to compute benefits as follows:

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



     As a result of the curtailment of the pension benefits in 1998, the Group recognized a gain of $6,548,000. In accordance with the pooling agreement, the Company's share of the curtailment gain was 30%.

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

     [S]

     Salary Cap Restoration Plan
     [S]
     In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire provided these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the prior pension plan, of the officer's highest five year average compensation (not to exceed $320,000, adjusted for the cost-of-living) at retirement and the current maximum compensation limit of $160,000. The SCRP was an unfunded plan. Along with the prior pension plan, the benefits under SCRP were curtailed as of December 31, 1998.
     [S]
     Employees' Savings Plan
     [S]
     Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of his or her annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. Empire matches contributions equal to 50% of an employee's contributions up to a maximum of 2.5%



     of the employee's salary. Empire's contributions to the Savings Plan were $452,000,
     $420,000, and $438,000 in 1999, 1998 and 1997, respectively. Under the pooling agreement,
     the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of March 17, 2000 as to the Common
     Shares of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common
     Shares.

           Name and                       Amount and
           Address of                     Nature of
           Beneficial                     Beneficial                    Percent of
           Owner                          Ownership                       Class
          Empire Insurance Company        5,987,401 Common              84.6%
          335 Adams Street                Shares owned of
          Brooklyn, N.Y.  11201           record

          Baldwin Enterprises, Inc.       451,707 Common                 6.4%
          529 East South Temple           Shares owned of
          Salt Lake City, Utah 84102      record

     [S]

     As discussed in Item 1, "Business", Leucadia (and certain of its wholly-owned subsidiaries) may be deemed a parent of Empire and therefore of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire.

     Security Ownership of Management

     The following table sets forth information concerning beneficial ownership of the
     Company's common stock and the equity securities of Leucadia by all directors and by directors and officers of the Company as a group as of December 31, 1999 with respect to the Company's Common Shares and as of March 13, 2000 with respect to Leucadia's and
     Empire's securities.

     Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

     Name of Beneficial               Amount and Nature of               Percent
     of
         Owner                        Beneficial Ownership                 Class

     Martin B. Bernstein                         -                            -
     Robert F. Boyle                             -                            -
     Francis M. Colalucci                        -                            -
     Ian M. Cumming (1)                          -                            -
     Edward A. Hayes                             -                            -
     James E. Jordan                             -                            -
     Thomas E. Mara                              -                            -
     Rocco J. Nittoli                              -
     -
     Joseph A. Orlando                             -
     -
     Carmen M. Rivera                            -                            -
     Louis V. Siracusano                         -                            -
     Joseph S. Steinberg (1)                     -                            -
     Daniel G. Stewart                           -                            -
     Lucius Theus                                -                            -
     Robert V. Toppi                             -                            -
     Harry H. Wise                               -                            -
     Directors and Executive
     Officers as a group                         -                            -
     (22 persons) (2)
     [S]
     (1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of common stock of the Company, by virtue of their respective interest of approximately
     17.9% and 16.4% in Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of common stock of the Company beneficially owned by Leucadia through its 100% ownership of Empire.
     [S]
     (2) Aside from the beneficial ownership described in Note 1 to this table, five directors and one officer beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.

     [S]
     Item 13. Certain Relationships and Related Transactions
     [S]
     See Item 1 of this report and Notes 1, 2, 3, 8, 9, 10 and 11 of Notes to Consolidated
     Financial Statements for information relating to transactions and relationships between the Company and its affiliates.

                                                 PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Schedule.



     1. The following Financial Statements of Allcity Insurance Company are included in Item 8:

           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December
     31, 1999,
           1998 and 1997
           Consolidated Statements of Changes in Shareholders' Equity for the years ended
           December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

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

           Schedule VI - Supplemental Insurance Information Concerning Property/Casualty
           Insurance Operations
            for the years ended December 31, 1999, 1998 and 1997.

     3. The exhibits required by Item 601 of Regulation S-K have been filed herewith, see attached Exhibit Index.

     (b) Reports on Form 8-K.

         During the quarter ended December 31, 1999, there were no reports on Form 8-K filed for the Company.

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

                                         ALLCITY INSURANCE COMPANY

     March 29, 2000                      By:  /s/ Francis M. Colalucci



                                                  Francis M. Colalucci
                                                  Director, Executive Vice
     President,
                                                   CFO. & Treasurer

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

     Exhibit Number                Description of Document





     10(f) Tax Allocation Agreement dated February 28, 1989 among the Company, PHLCORP, Inc., Empire, Centurion, Empire
                                  Livery Services, Inc., Executroll Services
                                  Corporation,
                                  and Empall Agency Incorporated. (Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form
                                  10-K for the year ended December 31, 1988).

     10(g)                        Employment Agreement made as of January 1,
                                   1993 between
                                  Empire and Andrew W. Attivissimo.
                                  (Incorporated by reference
                                  to Exhibit 10(g) of the 10-K for the year ended December
                                  31, 1992).

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


     27*                          Financial Data Schedule

     ITEM 8.  Financial Statements and Financial Statement Schedule
                                               Page
     The following financial information is submitted herein:

     Report of Independent Accountants                                   F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998        F-3
     Consolidated Statements of Operations for the years
           ended December 31, 1999, 1998 and 1997                        F-4
     Consolidated Statements of Changes in Shareholders' Equity
           for the years ended December 31, 1999, 1998 and 1997          F-5
     Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                              F-6
     Notes to Consolidated Financial Statements                       F7-F26

     Financial Statement Schedule:

     Schedule VI- Supplemental Insurance Information
     Concerning Property/Casualty Insurance Operations for the
           years ended December 31, 1999, 1998 and 1997                 F-27














                                                      F1

     REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and Shareholders
     Of Allcity Insurance Company:

     In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Allcity Insurance Company and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the
     United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 24 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     PricewaterhouseCoopers LLP
     New York, New York
     March 15,2000












                                                  F2

       CONSOLIDATED BALANCE SHEETS
       ALLCITY INSURANCE COMPANY AND SUBSIDIARY
       (In thousands, except share and per share amounts)
                                                           December 31,_
        ASSETS                                             1999        1998
          Investments:
            Fixed maturities
             Available for sale (amortized cost of
             $167,294 in 1999 and $181,214 in 1998)       $163,495    $181,729
             Held to maturity (fair value
             of $476 in 1999 and $502 in 1998)                 492         502
           Equity securities available for sale                255         176
           Short-term                                        7,129      20,186
           Other invested assets                            33,875      31,446
                                 TOTAL INVESTMENTS         205,246     234,039

          Cash                                                 644         390
          Agents' balances, less allowance for
             doubtful accounts ($1,812 in 1999 and
             $1,817 in 1998)                                 6,115      10,015
          Accrued investment income                          3,041       3,662
          Reinsurance balances receivable                  230,193     295,994
          Prepaid reinsurance premiums                      22,282      37,691
          Deferred policy acquisition costs                  3,415       5,365
          Deferred tax benefit                               9,938      10,413



          Due from affiliates                                    -       3,698
          Other assets                                       5,146       4,437
                                TOTAL ASSETS              $486,020    $605,704
        LIABILITIES
          Unpaid losses                                   $307,075    $382,109
          Unpaid loss adjustment expenses                   34,861      52,123
          Unearned premiums                                 38,927      63,972
          Drafts payable                                     1,118       3,912
          Due to affiliates                                  7,476           -
          Unearned service fee income                        1,099       2,240
          Reserve for servicing carrier claim expenses         922       1,730
          Reinsurance balances payable                         717         885
          Other liabilities                                  6,258       5,233
          Surplus note                                      15,851      15,300
                                TOTAL LIABILITIES          414,304     527,504
       SHAREHOLDERS' EQUITY
          Common stock, $1 par value: 7,368,420



            shares authorized; 7,078,625 shares issued
            and outstanding in 1999 and 1998                 7,079       7,079
          Additional paid-in capital                         9,331       9,331
          Accumulated other comprehensive (loss)/income
            net of deferred (benefit)/tax of ($1,240) and
            $242 in 1999 and 1998, respectively             (2,304)        449
          Retained earnings                                 57,610      61,341
                             TOTAL SHAREHOLDERS' EQUITY     71,716      78,200
            TOTAL LIABILITIES   AND SHAREHOLDERS' EQUITY   $486,020    $605,704
       See Notes to Consolidated Financial Statements.

                                                      F3

       CONSOLIDATED STATEMENTS OF OPERATIONS
       ALLCITY INSURANCE COMPANY AND SUBSIDIARY
       (In thousands, except share
       and per share amounts)


                                                  Years  Ended December  31,
       REVENUES                                     1999       1998      1997
          Premiums earned                         $42,448   $67,512   $80,891
          Net investment income                    12,466    14,523    15,694
          Service fee income                        2,032     3,389     5,696
          Net securities (losses)/ gains           (1,668)    6,079      (192)
          Other income                                384       567       535
                                                   55,662    92,070   102,624

       LOSSES AND EXPENSES
          Losses                                   33,597    62,282    68,901
          Loss adjustment expenses                  8,941     7,307    13,144
          Other underwriting expenses, less
            deferrals of $7,398 in 1999, $11,697
            in 1998 and $14,616 in 1997             9,547     7,705     4,886
          Amortization of deferred policy
            acquisition costs                       9,348    13,411    15,245
          Interest on surplus note                    551       591       595
                                                   61,984    91,296   102,771



       (LOSS)/INCOME BEFORE FEDERAL INCOME TAXES   (6,322)      774      (147)

       FEDERAL INCOME TAXES
           Current benefit                         (4,549)    (1,031)     (227)
           Deferred expense                         1,958      1,301       163
                                                   (2,591)       270       (64)

                    NET (LOSS)/INCOME             $(3,731)  $   504   $   (83)

       Per share data, based on 7,078,625
          average shares outstanding in 1999,
          1998 and 1997

       BASIC AND DILUTED(LOSS)/EARNINGS PER SHARE  $(0.53)   $ 0.07    $(0.01)




       See Notes to Consolidated Financial Statements.








                                               F4

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY
  For the years ended December 31, 1999, 1998 and 1997
  (In thousands)
                                       SHAREHOLDERS' EQUITY

                                                           Accumulated           Total
                                             Additional         Other            Share-
                            Common Stock    Paid-In   Comprehensive  Retained          holders'
                             Shares    Amount  Capital     (Loss)/Income  Earnings       Equity_
  Balance at January 1, 1997                   7,079        $ 7,079     $9,331    $(1,672)   $60,920    $ 75,658
  Comprehensive Income:
    Net loss for the year                                                                        (83)        (83)
    Net change in unrealized gain on
    investments (net of deferred tax
    of $1,394)                                                                       2,589                  2,589
      Comprehensive Income                                                                                  2,506

  Balance as of December 31, 1997              7,079          7,079      9,331         917    60,837       78,164
  Comprehensive Income:
    Net income for the year                                                                      504          504
    Unrealized holding gain arising during
    the period (net of deferred tax of $767)                                         1,425                  1,425
    Less reclassification of net securities
    gains included in net income (net of
    deferred benefit  of $1,019)                                                    (1,893)                (1,893)
      Comprehensive Income                                                                                     36


  Balance as of December 31, 1998              7,079          7,079      9,331         449    61,341       78,200

  Comprehensive Loss:
    Net loss for the year                                                                      (3,731)     (3,731)
    Unrealized holding loss arising during
    the period (net of deferred benefit of
      $1,803)                                                                        (3,349)               (3,349)
    Less reclassification of net securities
    losses included in net loss (net of
    deferred tax  of $321)                                                              596                   596
      Comprehensive Loss                                                                                   (6,484)

  Balance as of December 31, 1999              7,079         $7,079      $9,331     $(2,304)  $57,610     $71,716

  See Notes to Consolidated Financial Statements

     F5

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY
  (In thousands)
                                                          Years  Ended December 31,
                                                       1999        1998       1997
  NET CASH FLOWS FROM OPERATING ACTIVITIE
   Net(loss)/income                                    $(3,731)    $   504     $  (83)
    Adjustments to reconcile net (loss)/income
      to net cash used for operating
      activities:
        Provision for deferred tax expense               1,958       1,301        163
        Amortization of deferred policy
         acquisition costs                               9,348      13,411      15,245
        Provision for doubtful accounts                     (5)        256         198
        Net securities losses/ (gains)                   1,668      (6,079)        192
        Policy acquisition costs incurred
          and deferred                                  (7,398)    (11,697)    (14,616)
        Net change in:
          Agents' balances                               3,905       2,838       4,507
          Reinsurance balances receivable               65,801     (22,714)     (9,121)
          Prepaid reinsurance premiums                  15,409      17,383      14,987
          Unpaid losses and loss adjustment
            expenses                                   (92,296)     16,706      11,439
          Unearned premiums                            (25,045)    (26,835)    (20,850)
          Drafts payable                                (2,794)     (1,071)       (729)
          Due to and (from) affiliates                  11,174     (18,125)        195
          Unearned service fees                         (1,141)     (2,299)       (922)
          Reserve for servicing carrier claims
            expenses                                      (808)     (1,971)     (4,342)
          Reinsurance balances payable                    (168)     (3,940)        (62)
          Other                                          2,743      (2,526)       (413)
   NET CASH USED FOR OPERATING ACTIVITIES              (21,380)    (44,858)     (4,212)


  NET CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of fixed maturities              (186,831)    (246,375)   (147,423)
        Net change in other invested assets            (2,429)    ( 31,446)          -
        Proceeds from sale of fixed maturities        181,863      323,177     120,272
        Proceeds from maturities of fixed
          maturities                                   15,974       15,466      13,301



        Net change in short-term investments           13,057      (18,437)     18,693
    NET CASH PROVIDED BY INVESTING ACTIVITIES          21,634       42,385       4,843

       NET INCREASE/(DECREASE) IN CASH                    254       (2,473)        631
                Cash at beginning of year                 390        2,863       2,232
                Cash at the end of year              $    644       $  390     $ 2,863

       Cash paid for federal income taxes            $  2,872       $2,242     $ 1,428
  See Notes to Consolidated Financial Statements.

     F6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     [S]
      ALLCITY INSURANCE COMPANY AND SUBSIDIARY NOTE 1-ORGANIZATION Allcity Insurance
     [S]
       Company ("Allcity" or the "Company") is a property and casualty insurer and includes the results of its subsidiary, Empall Agency, Inc. ("Empall"). Empire
       Insurance Company ("Empire"), a property and casualty insurer owns approximately
       84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by
       Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.4% of the outstanding common shares of the Company. The
       Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

       The property and casualty insurance business written by Empire and Allcity is subject to a pooling agreement under which premiums, losses, loss adjustment expenses and other underwriting expenses, net of reinsurance, are shared on the basis of 70% to Empire and 30% to Allcity. The pooling percentages have been changed from time to time and may be changed in the future subject to New York
       State Insurance Department approval.  Allcity has no employees of its own.
       Empire provides administrative services and 30% of the related expenses are
       allocated to Allcity.
       The Company's three business segments and principal lines of business are
     (1)
       Personal Lines (personal auto and homeowners insurance), 2) Mid-Market (commercial auto, commercial package and workers' compensation insurance for
       larger accounts) and 3) Small Business (commercial package products for small businesses). Based on the Company's 1999 net earned premiums, approximately 53%,
       32% and 15% of such premiums were for the personal lines, mid-market and small business lines of business, respectively. The Company markets its products primarily to individuals, retail establishments, restaurants, livery and taxicab owners, and several types of service contractors. A portion of the Company's and
       Empire's automobile business, both private passenger and commercial, is assigned risk business acquired through contractual arrangements with other insurance companies, some of which are competitors. These contractual arrangements, which are negotiated for one or two year periods, provide for fees paid to the Group within parameters established by the New York State Insurance Department. As a result of poor operating results in the assigned risk business, the Group no longer participates in this line of business. Effective January 1, 2000, the
       Group transferred its policy renewal obligations to another carrier and ceased writing new contracts. However, the Group remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term.
       The Group believes it has provided adequate reserves for such liabilities, including loss adjustment expenses.




       The Company and Empire are licensed to transact insurance in the State of New
       York with Empire being additionally licensed in Connecticut, Massachusetts,
       Missouri, New Hampshire and New Jersey. Based on direct premiums written, approximately 6%, 4% and 4% of the property and casualty business written by
       the Group were from sources outside New York State for the years ended December
       31, 1999, 1998 and 1997, respectively.
     [S]
     F7

     [S]
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
       ALLCITY INSURANCE COMPANY AND SUBSIDIARY NOTE 1--ORGANIZATION--CONTINUED [S]

       The Company and Empire distribute their products through seven general agents, one of which is an Empire subsidiary, and independent agents and brokers. Empire's wholly-owned general agent is its largest producer and generated approximately 12%, 12% and 11% of its total earned premium volume for the years
       ended December 31, 1999, 1998 and 1997, respectively.

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

       NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Investments: At acquisition, marketable debt and equity securities are designated as either (i) "held to maturity" and carried at amortized cost, (ii)
       "trading" and carried at estimated market value, which is based on quoted market prices, with differences between cost and estimated fair value reflected in results of operations or (iii) "available for sale" and carried at estimated fair value with differences between cost and estimated fair value being reflected as accumulated other comprehensive income (loss), net of deferred
       income tax effects. Other invested assets are designated as trading securities.
       Short-term investments are carried at cost which approximates fair value.

       At December 31, 1999 and 1998, investments in fixed maturities on deposit with the New York State Insurance Department, which the Company has the intent



     and
       ability to hold to maturity, are classified as "Investments held to maturity".
       Investment income is reported when earned.

       Net securities gains or losses on the sales of investments are determined on a specific identification basis and are included in revenues. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable value.

       Unearned Premiums: Unearned premiums have been calculated predominantly using the daily pro rata method for new and renewed business recorded in 1998 and
       1999.

     F8

     [S]
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
       ALLCITY INSURANCE COMPANY AND SUBSIDIARY NOTE 2--ACCOUNTING POLICIES-CONTINUED
       Unpaid Losses and Loss Adjustment Expenses: Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and loss adjustment expenses ("LAE") are determined using case-basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to
       changes in such trends as well as changes in actual loss experience.
     These
       adjustments are reflected in current earnings.

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

       Policy Acquisition Costs: Policy acquisition costs, which consist of commissions, premium taxes and certain other underwriting expenses, are deferred
       and amortized ratably over the terms of the related policies. Deferred policy acquisition costs are limited to their net realizable value after consideration
       of investment income on the related premium. If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations.

       Participating Policies: Participating business on workers' compensation lines constitutes approximately 7.2% of the Company's policies in force and net premiums written. Amounts transferred to the participating policyholders' funds
       are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of
       policyholders' dividends paid on participating policies was $133,000, $212,000 and $526,000 in 1999, 1998 and 1997, respectively. Unpaid dividends to participating policyholders are included as a liability in the consolidated
       balance sheets.

       Servicing Arrangements: Service fee income from assigned risk business acquired through contractual arrangements with other insurance companies is recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method.

     F9

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY NOTE 2--ACCOUNTING POLICIES-CONTINUED
       Service fee income for the administrative services, including underwriting, policy issuance, premium collection and claims services, provided to the New
       York Public Auto Pool (the "NYPAP") is recorded as a reduction to other underwriting and loss adjustment expenses and is earned over the life of the
       policies issued. The premiums and losses processed by the Company on behalf of the NYPAP, which are not reflected in the consolidated financial statements for the years ended December 31, are as follows (in thousands):


                                          1999          1998        1997

       Premiums Earned                     $    -       $  4,091   $  29,076
       Losses Incurred                       (12,972)       23,543     50,745
       Unpaid Losses                          32,250        70,469     98,150



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

       Federal Income Taxes: The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carryforwards. A valuation allowance is provided if deferred tax benefits are not considered more likely than not to be realized.

       Earnings Per Share: Earnings per share ("EPS") are based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 1999, 1998 and 1997 and therefore, basic and diluted EPS are the same.

       New Pronouncements: In June 1999, the Financial Accounting Standards
     Board
       issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of
     FASB
       Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company is reviewing the impact of the
       implementation of SFAS 133 on the Company's financial position and results of operations.

       Presentation: Certain prior year amounts have been reclassified to conform with the 1999 presentation.

     F10

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 3--SURPLUS NOTE




       The Company issued a surplus note to Empire in 1980.  The surplus note provides,
       among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent of Insurance of the
       State of New York ("Superintendent") and must be repaid, in whole or in part, when so ordered by the Superintendent

       NOTE 4-INVESTMENTS

       Investment income by source is summarized as follows:




                                            Years Ended December 31,
                                            1999        1998      1997
                                                    (In thousands)
     Investment income:
           Fixed maturities                 $ 9,214      $12,702  $15,627
           Other invested assets              2,430        1,445       -
           Short-term investments             1,025          715      385
                                             12,669       14,862   16,012
           Less: Investment expenses            203          339      318
                     NET INVESTMENT INCOME  $12,466      $14,523  $15,694

        Investments at December 31, 1999 are summarized as follows:

                                             Gross Unrealized Estimated
                                Amortized    Appre-  Depre-    Fair
                                Cost         ciation ciation   Value
                                             (In thousands)


       Available for sale:
       U.S. Treasury securities
         and obligations of U.S.
         government agencies    $129,132     $  -    $3,145    $125,987
       Mortgage-backed
         securities                7,622       18      87         7,553
       Foreign governments           897      -         3           894
       All other corporate bonds  29,643       51     633        29,061
       Total fixed maturities    167,294       69   3,868       163,495
       Equity securities              -       255     -             255
             TOTAL INVESTMENTS
             AVAILABLE FOR SALE  167,294      324   3,868       163,750
       Held to maturity:
       U.S. Treasury securities      492      -        16           476
             TOTAL INVESTMENTS
             HELD TO MATURITY:       492      -        16           476



       Short-term                  7,129      -       -           7,129
       Other invested assets      33,875      -       -          33,875

             TOTAL INVESTMENTS  $208,790   $  324  $3,884      $205,230

     F11

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 4-INVESTMENTS-CONTINUED

       Investments at December 31, 1998 are summarized as follows:


                                           Gross Unrealized  Estimated
                                Amortized  Appre-    Depre-  Fair
                                Cost       ciation   ciation Value___


                                              (In thousands)

       Available for sale:
       U.S. Treasury securities
         and obligations of U.S.
         government agencies    $145,061   $  365    $284     $145,142
       Mortgage-backed
         securities               21,302      413      -       21,715
       Foreign governments           909       26      -          935
       All other corporate bonds  13,942      206     211       13,937
       Total fixed maturities    181,214    1,010     495     181,729
       Equity securities              -       176      -          176
             TOTAL INVESTMENTS
             AVAILABLE FOR SALE  181,214    1,186     495     181,905
       Held to maturity:
       U.S. Treasury securities      502      -        -          502
             TOTAL INVESTMENTS
             HELD TO MATURITY        502      -        -          502
       Short-term                 20,186      -        -       20,186
       Other invested assets      31,446      -        -       31,446
             TOTAL INVESTMENTS  $233,348   $1,186    $495    $234,039

       The amortized cost and estimated fair values of fixed maturities
     (including
       short-term securities) at December 31, 1999 are shown as follows (in thousands):

                                                  Amortized   Fair
                                                  Cost        Value

       Investments available for sale:
       Due in one year or less                    $ 16,521    $  16,460
       Due after one year through five years       125,840      123,124
       Due after five years through ten years       24,440       23,487
                     Sub total                     166,801      163,071
       Mortgage-backed securities                    7,622        7,553



                     Sub total                     174,423      170,624
       Investments held to maturity:
       Due after one year through five years           492          476
                                      TOTAL       $174,915     $171,100


       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       The Company sold certain fixed maturities during 1999, 1998 and 1997 and realized gross gains of $148,000, $6,227,000 and $216,000, respectively,
     and
       gross losses of $1,820,000, $91,000 and $298,000, respectively, before income taxes. In 1997, the Company realized a gross gain $129,000 before taxes, from the conversion of a portion of stock received from a trade organization membership, Insurance Services Offices, into a stock company.

     F12

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 4-INVESTMENTS-CONTINUED

       The changes in unrealized (depreciation)/appreciation on investments available for sale were $(4,235,000) and $(720,000) for the years ended December 31, 1999 and 1998, respectively, before income taxes.




       As of December 31, 1999 and 1998, a security with an amortized cost of approximately $492,000 and $502,000, respectively, was on deposit with the New
       York State Insurance Department.
       During 1999 and 1998, the Company sold call options on certain U.S. Treasury
       Notes and recognized investment gains and (losses) of $4,000 and $(57,000), respectively.

       NOTE 5--STATUTORY INFORMATION



       The following is a reconciliation of net (loss)/income and surplus as reported on a statutory basis to net (loss)/income and shareholders' equity as determined in conformity with generally accepted accounting principles ("GAAP Basis") (in thousands):

                                                   Years Ended December 31,
                                                  1999         1998      1997




       Statutory net (loss)/income                 $(4,174)    $ (50)    $ 505
       Add (deduct):
         Change in deferred policy acquisition
           costs                                    (1,950)   (1,714)     (629)
         Change in allowances for doubtful
           accounts                                      5      (256)     (198)
         Policyholders' dividends                      234        90        60
         Pension plan curtailment gain                  -      1,964         -
         Capitalized systems development costs         582      1,440       600
         Other postretirement benefits                 253       210       276
         Current tax benefit                         3,812       688         -
         Deferred tax expense                       (1,958)   (1,301)     (163)
         Interest on surplus note                     (551)     (591)     (595)
         Other                                          16        24        61
                                GAAP Basis         $(3,731)   $  504     $ (83)


               DECEMBER 31,     _
                                                    1999              1998

       Statutory Shareholders' Equity and Surplus   $69,422           $72,701
        Add (deduct):
         Deferred policy acquisition costs            3,415             5,365
         Nonadmitted assets, less allowance
           for doubtful accounts                        907             1,919
         Capitalized systems development costs        2,622          2,040
         Provision for unauthorized reinsurance         110               205
         Policyholders'dividends                        (66)             (300)
         Current tax benefit                          4,162             350
         Deferred tax benefit                         9,938           10,413
         Other postretirement benefits                   (4)             (257)
         Net unrealized (depreciation)/appreciation
          on investments                             (3,800)           515
         Surplus note                               (15,851)       (15,300)
         Other                                          861               549
                                  GAAP Basis        $71,716         $78,200

     F13

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 5--STATUTORY INFORMATION-CONTINUED

       The Company has paid no dividends on its common shares since 1975. The New York
       Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New
       York State Insurance Department (the "Department") , no New York domestic property/casualty insurer may declare or distribute any dividend to shareholders



       which, together with any dividends declared or distributed by it during the
       preceeding twelve months exceeds the lesser of (1) 10% of surplus to policyholders as shown by its last statutory annual statement, or (2) one hundred percent of adjusted net investment income during such period. At December 31, 1999, $6,942,000 was available for distribution of dividends. The
       Company does not presently anticipate paying dividends in the near future.

       In 1998, the National Association of Insurance Commissioners ("NAIC") adopted
       the Codification of Statutory Accounting    Principles guidance, which
     will
       replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting.  The NAIC is now considering
       amendments to the Codification guidance that would also be   effective
     upon
       implementation.  The NAIC   has recommended an effective date of January
     1,
       2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. It is
       not known whether the Department will adopt   the Codification, and
     whether the
       Department will make any changes to that guidance.  The Company has not
       estimated   the potential effect of the   Codification guidance if
     adopted by
       the Department.

       NOTE 6--AGENTS' BALANCES



       Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):



                  Balance at January 1, 1997                $1,363
                  Provision                                  1,470
                  Charge-offs, net of recoveries            (1,272)

                  Balance at December 31, 1997               1,561
                  Provision                                  1,362
                  Charge-offs, net of recoveries            (1,106)

                  Balance at December 31, 1998               1,817
                 Provision                                   1,130
                 Charge-offs, net of recoveries             (1,135)

                 Balance at December 31, 1999               $1,812

     F14

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

       In the following table, the liability for losses and LAE are reconciled for the three years ended December 31, 1999, 1998 and 1997. Included therein are current year data and prior year development.

                     RECONCILIATION OF LIABILITY FOR LOSSES AND LAE
                                                 1999       1998        1997
                                                 (In thousands)

       SAP liability for losses and LAE, net
        of reinsurance, at beginning of year    $139,771   $145,260    $143,494

       Provision for losses and LAE for claims
        occurring in the current year             36,524     56,698      73,741
       Increase in estimated losses and LAE
        for claims occurring in prior years        6,014     12,891       8,304
                                                  42,538     69,589      82,045
       Loss and LAE payments for claims
         occurring during:
           Current year                           12,382     19,203      23,804
           Prior years                            56,325     55,875      56,475
                                                  68,707     75,078      80,279

       SAP liability for losses and LAE, net
        of reinsurance                           113,602    139,771     145,260

       Reinsurance recoverable                   228,334    294,461     272,266
       Liability for losses and LAE
         at end of year as reported in
         financial statements (GAAP)            $341,936   $434,232    $417,526


       Based upon actuarial studies conducted during 1999, 1998 and 1997 the Company strengthened reserves for losses from prior accident years by approximately $5.1 million in 1999, primarily related to assigned risk automobile, voluntary private passenger automobile and commercial auto lines, by approximately
     $12.9
       million in 1998, primarily related to commercial liability, commercial auto and workers' compensation lines, and by approximately $8.3 million in 1997, primarily related to commercial package and voluntary commercial automobile
       lines of business.

       The Company has purchased annuities with various life insurance companies for a number of settled claims. The claimants have been designated as payees; however, the Company has a contingent liability of approximately $4.0 million
       which represents the aggregate amount of settlements with the claimants, in the event of the failure of the various life insurance companies to perform.

     F15

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 8-REINSURANCE

       The Company has obtained reinsurance coverage to reduce its risk of and exposure to large insurance claims and catastrophes. The Company retained $0.3 million for property and casualty lines for 1999. For 1998 and 1997, the Company retained $0.5 million on workers' compensation and $0.3 million for other property and casualty lines of business. Empire and the Company also use



       reinsurance to protect against certain catastrophic losses. Its retention of lower level losses under such treaties is $7.5 million for 2000, and was $7.5 million for 1999 and 1998 and $5.0 million for 1997. Due to the geographic concentration of its business, the Company believes hurricanes, windstorms and civil disturbances are its most significant exposure to catastrophic losses.
       Computer modeling programs provided by independent consultants are used to estimate exposure to such losses.

       Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded.
     The
       Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective A.M Best & Co.



     ratings)
       General Reinsurance Corporation (A++) (superior), IPC Re Limited (A+) (superior) and Partner Reinsurance Company Ltd. (A+)(superior), and
     Zurich
       Reinsurance (North America), Inc. (A+)(superior). The Company believes its reinsurers to be financially capable of meeting their respective obligations.
       However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The
     Company
       has established reserves, which the Company believes are adequate, for any non-
       recoverable reinsurance.

       Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire will
       assume 50% up to July 1, 1998 and 75% thereafter of the effective period premiums and losses of Centurion and grant Centurion a ceding commission.
     Under
       the pooling agreement, 70% of such business assumed will be retained by Empire and 30% will be ceded to the Company.


       Assets and insurance reserves at December 31, 1999 and 1998 (including $252.5 million and $333.7 million, respectively, of reinsured amounts principally arising from the intercompany pooling agreement with Empire) are as follows (in thousands):


                                                     Ceded to      __
                                               Empire     Others   Total
       As of December 31, 1999
       Prepaid reinsurance premiums           $ 22,071    $   211  $ 22,282
       Reinsurance balances receivable on:
         Paid losses                                -       1,859     1,859
         Unpaid losses                         170,060     34,936   204,996
         Unpaid loss adjustment expenses        19,009      4,329    23,338

     F16

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 8-REINSURANCE--CONTINUED


                                                   Ceded to   ________
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


       An analysis of reinsurance premiums, losses, LAE and commissions for the years
       ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):
                            Direct    Assumed          Ceded              Net
                                      Empire    Others Empire   Others

       1999
       Premiums earned     $ 87,793  $ 42,448   $485  $ 81,528  $ 6,750  $42,448
       Losses incurred       58,022    33,597    659    56,088    2,593   33,597
       LAE incurred          (6,302)    8,941    223    (6,316)     237    8,941
       Commissions incurred  10,111     5,051     34     9,300      845    5,051

       Premiums written      65,794    32,812     473   59,520    6,747   32,812
       Losses paid          130,845    56,034     958  124,513    7,290   56,034
       LAE Paid              13,289    12,673     107   12,853      543   12,673

       Unearned premiums(a)  31,722    16,645     20    31,531      211   16,645
       Unpaid losses (a)    276,875   102,080  1,003   242,942   34,936  102,080
       Unpaid LAE (a)        31,369    11,522    116    27,156    4,329   11,522

       1998
       Premiums earned     $142,065  $ 67,512   $100  $135,419  $ 6,746  $67,512
       Losses incurred      173,235    62,282    409   155,446   18,198   62,282
       LAE incurred          17,202     7,307     74    15,963    1,313    7,307
       Commissions incurred  15,886     8,438     10    14,795    1,101    8,438

       Premiums written     117,449    58,059     48   111,135    6,362   58,059
       Losses paid          146,208    62,323    655   135,539   11,324   62,323
       LAE Paid              15,576    12,755     74    15,157      493   12,755

       Unearned premiums(a)  53,720    26,281     33    53,539      214   26,281
       Unpaid losses(a)     349,699   124,518  1,303   311,369   39,633  124,518
       Unpaid LAE(a)         50,685    15,253     -     46,051    4,634   15,253

       1997
       Premiums earned     $191,175  $ 80,891  $ 142  $178,488  $12,829  $80,891
       Losses incurred      170,395    68,901    195   155,122   15,468   68,901
       LAE incurred          16,345    13,144     62    15,489      918   13,144
       Commissions incurred  22,121    10,666      4    20,271    1,854   10,666

       Premiums written     169,911    75,029     81   157,359   12,633   75,029
       Losses paid          161,192    68,512    634   150,628   11,198   68,512
       LAE Paid              13,368    11,767     62    13,090      340   11,767

     F17

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 8-REINSURANCE--CONTINUED

       (a) Amounts as reflected in the consolidated balance sheets can be derived by adding together amounts for direct and assumed and subtracting from this sum 30%
       of the amount ceded to Empire. The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

       An analysis of the effect of reinsurance on premiums by business segment for the years ended December 31, 1999, 1998 and 1997 are summarized as follows
     (in
       thousands):


     Percentage
                                            Assumed   Ceded                 of
     Amount
                                Direct      from      to        Net
     Assumed
                                Amount      Empire(a) Empire(b) Amount      to
     Net
       1999
       Premiums written:
         Personal Lines          $22,738   $15,629   $ 23,211   $15,156
     103.0%
         Mid-Market               22,706    11,679     22,706    11,679
     100.0%
         Small Business           20,350     5,977     20,350     5,977
     100.0%
                       Total     $65,794   $33,285   $ 66,267   $32,812

       1998
       Premiums written:
         Personal Lines         $ 56,222   $29,405   $ 56,270   $29,357
     100.2%
         Mid-Market               38,485    22,162     38,485    22,162
     100.0%
         Small Business           22,742     6,540     22,742     6,540
     100.0%
                     Total      $117,449   $58,107   $117,497   $58,059

       1997
       Premiums written:
         Personal Lines         $ 85,132   $44,502   $ 85,213   $44,421
     100.2%
         Mid-Market               61,973    24,058     61,973    24,058
     100.0%
         Small Business           22,806     6,550     22,806     6,550
     100.0%



                      Total     $169,911   $75,110   $169,992   $75,029


        (a)Includes $473, $48 and $81 assumed from non-affiliates in 1999, 1998 and 1997, respectively, before the effects of the pooling agreement described in Note 1.
        (b)Includes $6,750, $6,362 and $12,633 ceded to non-affiliates in 1999, 1998 and 1997, respectively, before the effects of the pooling agreement described in Note 1.

     F18

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY


       NOTE 9--FEDERAL INCOME TAXES
       The Company has been included in the consolidated federal income tax returns of
       Leucadia since 1993. Under the terms of the tax sharing agreement, members compute their tax provision on a separate return basis and are either charged their share of federal income tax resulting from their taxable income or are credited for the tax benefits resulting from losses. As of December 31, 1999 and
       1998, the Company's receivable/(liability) from/to affiliates for income taxes was $1,891,000 and $(4,845,000), respectively.

       The principal components of the deferred tax benefit at December 31, 1999 and


       1998 were as follows (in thousands):
                                                      1999        1998
         Unpaid loss and loss adjustment
           expense reserves                           $5,192      $7,365
         Unearned premiums                             1,162       1,840
         Employee benefits and compensation              566         791
         Interest accrued on surplus note              3,098       2,905
         Allowance for doubtful accounts                 636         636
         Deferred policy acquisition costs            (1,195)     (1,878)
         Pension plan curtailment gain                  (688)       (688)
         Unrealized appreciation/(depreciation)
          on investments                               1,240        (242)
         Investment in Ramius LLP                        297         459
         Unamortized deferred income                     708         -
         Capitalized systems development costs          (918)       (714)
         Other, net                                   _ (160)        (61)
                          Total                      $ 9,938     $10,413

       The Company believes that it is more likely than not that the deferred tax benefit at December 31, 1999 will be fully realized based on the availability of taxable income.




       For the years 1999, 1998 and 1997, the difference between the "expected" statutory federal income tax applicable to continuing operations and the actual
       income tax expense are as follows (in thousands):


                                                           1999      1998
     1997

       Expected federal income tax (benefit)/expense      $(2,213)     $ 271
     $  (51)
       Other                                                 (378)        (1)
     (13)
       Actual federal income tax (benefit)/expense        $(2,591)     $ 270
     $  (64)


     F19

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS

       Effective January 1, 1999, Empire has a defined contribution plan. The contributions, ranging from 2% - 16% of employee's current pension eligible
       compensation, are based on age and service life of the employees of Empire.
       These contributions accumulate for participants on a tax-deferred basis. Participants direct the investment of the contributions to their accounts. In
       accordance with the pooling agreement, the Company shared 30% of $1,145,000, the amount contributed by the Group to the Plan.

       Empire had a trusteed non-contributory defined benefit pension plan covering substantially all employees for the period ending December 31, 1998. The benefits were based on years of credited service and the employees'
     highest
       compensation during any five consecutive plan or calendar years before retirement. Empire's policy was to fund pension costs on a current basis using an aggregate method.

       Benefits accrued under the defined benefit plan were frozen as of December 31,
       1998.  The plan was merged with the   Leucadia plan   effective  January
     1,
       1999. As a result of the curtailment of the pension benefits in 1998, the Group recognized a gain of $6,548,000. In accordance with the pooling agreement, the
       Company's share of prepaid pension and net periodic pension cost is 30% of the amounts reflected above.


     F20

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS



       The following tables set forth certain information relating to Empire's non-
       contributory defined benefit pension plan (in thousands):
                                                                December 31,
                                                                1998

       Reconciliation of the benefit obligation

       Projected Benefit Obligation at beginning of year       $27,765
       Service cost                                              1,794
       Interest cost                                             1,906
       Actuarial loss                                              323
       Benefits paid                                            (2,521)
       Curtailment gain                                         (7,231)



          Projected Benefit Obligation at end of year          $22,036

       Reconciliation of the fair value of plan assets

       Fair value of plan assets at beginning of year          $25,152
       Actual return on plan assets                              1,637
       Employer contributions                                      925
       Benefits paid                                            (2,521)
       Fair value of plan assets at end of year                $25,193

       Funded Status

       Actuarial present value of benefit obligation:
         Accumulated benefit obligation, including vested
         benefits of $21,188 in 1998                           $22,036

       Projected benefit obligation for services rendered
         to December 31, 1998                                  (22,036)
       Plan assets at fair value (primarily bonds and
         stocks)                                                25,193
                           PROJECTED BENEFIT OBLIGATION
                           LESS THAN PLAN ASSETS                 3,157
       Unrecognized prior service cost                              82
       Unrecognized net gain from past experience
          different from that assumed and effects of
          Changes in assumptions                                  (340)
       Unrecognized net obligation at transition date              258
                    PREPAID PENSION                             $3,157





       Components of net pension cost:
                                                         Years Ended December
     31,
                                                             1998      1997

       Service cost-benefits earned during the period       $1,794    $1,628
       Interest cost on projected benefit obligation         1,906     1,985
       Actual return on plan assets                         (1,637)   (2,838)
       Deferred (loss) gain on plan assets                    (124)    1,039
       Net amortization and deferral                           145       145

                           NET PERIODIC PENSION COST        $2,084    $1,959

       Discount rate                                          6.75%      7.0%
       Rate of Increase in future compensation                 N/A       5.0%
       Long-term rate of return on plan assets                7.50%      7.0%

     F21

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS--CONTINUED


       Empire provides certain health care and life insurance benefits for retired employees. During 1996, Empire amended the eligibility requirement to only those employees who had at least ten years of service and were at least 50 years of age as of October 1, 1996. Prior to this amendment, substantially all of
       Empire's employees were eligible for such benefits if they reached normal or early retirement age while still working for Empire. As a result of this amendment, the accumulated postretirement benefit obligation was reduced by
       approximately $7,602,000 which has been amortized over three years. Those benefits are provided through an insurance company whose premiums are based on
       the cost of benefits paid during the year.

       The following table sets forth certain information relating to Empire's unfunded substantive plan for postretirement benefits (in thousands):

                                                    1999          1998

       Reconciliation of the benefit obligation
       Accumulated postretirement obligation
         at beginning of year                      $5,574        $4,729
       Service cost                                    32            29



       Interest cost                                  363           370
       Actuarial (gain)/loss                       (1,065)          770
       Benefits paid                                 (298)         (324)
       Accumulated postretirement obligation at
         end of year                              $ 4,606        $5,574

       Funded Status
       Actuarial present value of accumulated
         postretirement benefit obligation:
       Retirees                                   $(3,220)      $(4,022)
       Fully eligible active plan participants       (938)       (1,074)
       Other active plan participants                (448)         (478)
                                                  $(4,606)       (5,574)
       Unrecognized net gain from past
         experience different from that assumed
         and effects of changes in assumptions       (799)       (1,634)

           ACCRUED POSTRETIREMENT BENEFITS COST   $(5,405)      $(7,208)



  Components of net postretirement benefits


                                                    1999    1998     1997

  Service cost--benefits earned during the period  $   32   $   29      $  23
  Interest cost on projected benefit obligation       363      370        330
  Amortization of curtailment gain                 (1,900)  (2,533)    (3,168)
  Net amortization and deferral                   __   _-        -        (19)
   PERIODIC POSTRETIREMENT BENEFITS INCOME        $(1,505) $(2,134)   $(2,834)



     F22

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 10--PENSION PLAN AND POSTRETIREMENT BENEFITS--CONTINUED

       In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit income  is
       30% of the amounts reflected above and is included in other liabilities.
     In
       determining the accumulated postretirement benefit obligation at December 31,
       1999 and 1998, Empire utilized discount rates of 8% and 6.75%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 7% for 1999 declining to an ultimate rate
       of 6% by 2000.  If the health care cost trend rates were increased by 1%,



     the
       accumulated postretirement benefit obligation as of December 31, 1999 would have increased by approximately $290,000, before the effects of the pooling agreement. If the health care cost trend rates were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would have
       decreased by approximately $246,000 before the effects of the pooling agreement.
       The effect of a 1% increase or decrease in the estimated aggregate of service and interest cost for 1999, 1998 and 1997 would be immaterial.

       In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire will provide these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the Pension Plan, of the officer's highest five year average compensation
       (not to exceed $320,000) at retirement and the current Internal Revenue Service maximum compensation limit of $160,000. The SCRP is an unfunded plan. In 1999,
       1998, and 1997 Empire expensed $98,000, $74,000 and $17,000, respectively.
       Along with the defined benefit plan, the benefits under SCRP were curtailed as of December 31, 1998. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.

       Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to limitations. Empire matches contributions equal to 50% of an employee's contributions up to a maximum of 2.5% of the employee's salary. A participant may also contribute, from after-tax dollars, an amount, not to exceed 10% of annual compensation. Empire's contributions to the Savings Plan were $452,000,
       $420,000 and $438,000 in 1999, 1998 and 1997, respectively. Under the pooling
       agreement, the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

       NOTE 11--LEASES

       The Group has entered into a twenty year lease agreement expiring in 2018, consisting of 286,510 square feet, in an office building located at 335 Adams
       Street in Brooklyn, New York, in which Leucadia has an equity interest.



     The
       Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

       Empire has subleased 133,140 square feet of the office space to its parent,
       Leucadia at the similar terms as are in the original lease.

     F23

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 11-LEASES-CONTINUED

       Empire has guaranteed the payment of lease rentals by its wholly-owned subsidiary Gould Dente Agency ("Gould"). Gould relocated its offices to the new
       office building with Empire. In accordance with the guarantee, in 1998, $2.0 million of a $2.3 million liability for lease abandonment costs established by
       Empire in 1997 was reversed upon release by the landlord from its obligation.
       The remainder was paid in 1999. Under the pooling agreement, the Company is obligated for 30% of this transaction.

       Future minimum rentals, which exclude escalation amounts, on non-cancelable leases in the aggregate for each of the next five years and thereafter are as follows (in thousands):




                                Lease          Sublease  Net

         2000                    $  4,906     $ 2,280    $ 2,626
         2001                       4,906       2,280      2,626
         2002                       4,906       2,280      2,626
         2003                       5,029       2,337      2,692
         2004                       5,642       2,622      3,020
         Thereafter                91,393      42,470     48,923
         Total                   $116,782     $54,269    $62,513


       Rental expense for the Group for each of the years 1999, 1998 and 1997 was $3.3 million. The Company is obligated to pay 30% of these rental charges in accordance with the pooling agreement.


       NOTE 12--BUSINESS SEGMENTS

       Allcity operates in three business segments-Personal Lines, Mid-Market



     and
       Small Business. Results by business segment for each year ended December 31,
       1999, 1998 and 1997 are summarized as follows (in thousands):



       Premiums  Underwriting
       1999                                          Earned    Gain(Loss)

       Personal Lines                                 $22,404    $ (3,974)
       Mid-Market                                      13,771     (12,647)
       Small Business                                   6,273        (332)
                       TOTAL FROM UNDERWRITING        $42,448    $(16,953)
       Net investment income, net securities losses,
         other income and interest on surplus note                 10,631
                    LOSS BEFORE FEDERAL INCOME TAXES             $ (6,322)

       1998
       Personal Lines                                 $39,251    $ (4,418)
       Mid-Market                                      21,643     (14,598)
       Small Business                                   6,618        (788)
                            TOTAL FROM UNDERWRITING   $67,512     (19,804)
       Net investment income, net securities gains,
         other income and interest on surplus note                 20,578
                    INCOME BEFORE FEDERAL INCOME TAXES           $    774

     F24

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY

       NOTE 12--BUSINESS SEGMENTS-CONTINUED


        Premiums  Underwriting
                                                     Earned    Gain(Loss
       1997
       Personal Lines                                $47,292  $ (3,802)
       Mid-Market                                     27,223   (10,133)
       Small Business                                  6,376    (1,654)
                       TOTAL FROM UNDERWRITING       $80,891   (15,589)

       Net investment income, net securities losses,
         other income and interest on surplus note              15,442
                    LOSS BEFORE FEDERAL INCOME TAXES          $   (147)


       Direct investment  portfolios  are not  maintained  for each   segment
     and
       accordingly,  allocation   of    assets to each segment is not
     performed.
       Seven general agents, one of  which is    an Empire   subsidiary,
     produced
       approximately 33%, 32%, and 28% of Allcity's  premiums for the years ended
       December 31, 1999, 1998 and 1997, respectively. All of Allcity's business is conducted in the State of New York.




       NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's only material financial instruments are investments for which the fair values are disclosed in Note 4, and the surplus note and short-term investments, for which the  carrying amounts  approximates fair  value.

       NOTE 14--LITIGATION

       The Company is party to legal proceedings that are considered to be either
       ordinary,  routine litigation or   incidental to its  business.  Based
     on
       discussion with counsel, the Company does not believe that such litigation will
       have   a material  effect  on  its  financial  position,  results  of operations
       or cash flows.


       NOTE 15--RELATED PARTIES

       See Notes 1, 2, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.


     F25

       ALLCITY INSURANCE COMPANY AND SUBSIDIARY


       NOTE 16--SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

       The following is a summary of unaudited  quarterly   results of
       operations for 1999, 1998  and 1997   (in thousands,  except
       per  share   amounts):

                                                   1999
                                      1st       2nd        3rd        4th
       Total Revenues                 $17,390 $14,682  $12,353    $11,237
       Net Income/(Loss)                   87    (426)    (314)    (3,078)
       Basic and Diluted Earnings/
        (Loss) Per Share                 0.01   (0.06)   (0.04)     (0.44)




                                                   1998
                                      1st        2nd       3rd       4th
       Total Revenues                 $24,168  $22,029  $21,998   $23,875
       Net Income/(Loss)                  110     (851)     (10)    1,255
       Basic and Diluted Earnings/
        (Loss) Per Share                 0.02    (0.12)   (0.01)     0.18

                                                        1997
                                       1st       2nd      3rd        4th
       Total Revenues                 $28,108  $26,560   $25,826   $22,130
       Net Income/(Loss)                  856     (162)       49      (826)
       Basic and Diluted Earnings/
        (Loss) Per Share                 0.12    (0.02)     0.01     (0.12)



      F26

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY/ CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)

 Col. A        Col. B      Col. C     Col. D     Col. E   Col. F     Col. G    Col. H        Col. I     Col. J   Col. K  Col. L
                          Reserves                                         Claims and Claim
                         For Unpaid                                      Adjustment Expenses Amortization                   Paid
              Deferred     Claims     Discount                           Incurred related to of Deferred                  Claims
               Policy    and Claim    if any                        Net        (1)     (2)     Policy    Other           and Claim
            Acquisition  Adjustment  Deducted  Unearned  Earned  Investment Current Prior Acquisition Operating Premiums Adjustment
Segment       Costs      Expenses  in Col. C  Premiums Premiums Income (b)   Year   Years    Costs  Expenses (b) Written  Expenses

Year Ended
12/31/99:

Personal Lines   $1,670     $105,219            $15,794  $22,404  $ 4,114   $21,000 $(1,764)  $ 4,372    $2,769   $15,156   $32,634
Mid-market        1,118      200,278   $ 250     13,047   13,771    6,856    12,008   7,743     3,222     3,445    11,679    32,096
Small Business      627	      36,439             10,086    6,273    1,496     3,516      35     1,754     1,301     5,977     3,977
                 $3,415     $341,936   $ 250    $38,927  $42,448  $12,466   $36,524   6,014   $ 9,348    $7,515   $32,812   $68,707

Year Ended
12/31/98:

Personal Lines   $2,920     $182,447            $33,097  $39,251  $ 5,869   $35,142 $   599   $ 7,340    $1,144   $29,357   $43,866
Mid-market        1,609      215,363   $ 307     19,797   21,643    7,500    17,081  10,378     4,441     3,292    22,162    26,692
Small Business      836       36,422             11,078    6,618    1,154     4,475   1,914     1,630      (120)    6,540     4,520
                 $5,365     $434,232   $ 307    $63,972  $67,512  $14,523   $56,698 $12,891   $13,411    $4,316   $58,059   $75,078

Year Ended
12/31/97:

Personal Lines   $4,050     $159,022            $49,575  $47,292  $ 6,389   $57,834 $   822   $ 8,481  $(4,306)  $44,421    $57,375
Mid-market        2,220      228,772   $ 123     29,958   27,223    8,246    10,831   6,103     5,263    3,063    24,058     17,342
Small Business      809       29,732             11,274    6,376    1,059     5,076   1,379     1,501      433     6,550      5,562
                 $7,079     $417,526   $ 123    $90,807  $80,891  $15,694   $73,741 $ 8,304   $15,245  $  (810)  $75,029    $80,279



     [FN]
     (a) Liabilities for losses for certain long - term disability payments under workers' compensation insurance are discounted at a maximum of 6%. The liabilities discounted are deemed insignificant and do not have a material effect on reported income.

     (b) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied. Other Operating Expenses are reflected net of service fee income excluding other income and interest on surplus note.

     * Information required by Schedule III - Supplementary Insurance Information has been incorporated within this schedule.

     F27