Form 10-Q
period 2000-03-31
ALLCITY INSURANCE CO /NY/
filed 2000-05-15
CIK 3642

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549



 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2000
 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 [S]
 For the transition period from ____ to ____
 [S]
 Commission File Number 1-7411
 [S]
           _   ALLCITY INSURANCE COMPANY
           (Exact name of registrant as specified in its charter)
 [S]
        New York     ___________                    13-2530665______
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 335 Adams Street, Brooklyn, N.Y_______               11201-3731
 (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code: (718)422-4000


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 On May 10, 2000, there were 7,078,625 shares of Common Stock outstanding.


 ALLCITY INSURANCE COMPANY
 INDEX

 PART I    Financial Information                                  PAGE

 Item 1.  Interim Consolidated Financial Statements (Unaudited)

 Consolidated Balance Sheets - March 31, 2000
 and December 31, 1999                                                      1

 Consolidated Statements of Income - Three months ended
 March 31, 2000 and 1999                                                    2

 Consolidated Statements of Cash Flows - Three months
 ended March 31, 2000 and 1999                                              3

 Consolidated Statements of Changes in Shareholders' Equity  -
 Three months ended March 31, 2000 and 1999   .                             4

 Notes to Interim Consolidated Financial Statements                       5-6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Interim Results of Operations                     6-9

 PART II  Other Information

 Item 5.  Other Information.                                                9

 Item 6.  Exhibits and Reports on Form 8-K..                                9

 Signature Page                                                            10


 CONSOLIDATED BALANCE SHEETS
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 (In thousands, except share and par value amounts)
                                                     March 31,          December 31,
                                                        2000                   1999
 ASSETS                                             (Unaudited)
      Investments:
        Fixed Maturities:
     Available for sale
     (amortized cost of $161,634 in 2000
          and $167,294 in 1999)                       $158,064             $163,495
     Held to maturity
     (fair value of $474 in 2000 and $476
          in 1999)                                         492                  492
     Equity securities available for sale                  255                  255
      Short-term                                         1,179                7,129
        Other invested assets                           34,856               33,875
                             TOTAL INVESTMENTS         194,846              205,246

 Cash                                                      522                  644
      Agents' balances, less allowance for
        doubtful accounts ($1,822 in 2000 and
        $1,812 in 1999)                                  8,330                6,115
      Accrued investment income                          1,833                3,041
      Reinsurance balances receivable                  213,974              230,193
      Prepaid reinsurance premiums                      19,822               22,282
      Deferred policy acquisition costs                  3,912                3,415
      Deferred income taxes                             10,251                9,938
      Other assets                                       5,979                5,146
                                 TOTAL ASSETS         $459,469             $486,020
    LIABILITIES
      Unpaid losses                                   $285,858             $307,075
      Unpaid loss adjustments expenses                  28,233               34,861
      Unearned premiums                                 38,989               38,927
      Due to affiliates                                  6,395                7,476
      Reinsurance balances payable                       1,347                  717
 Other liabilities                                      10,499                9,397
 Surplus note                                           15,996               15,851
                             TOTAL LIABILITIES         387,317              414,304
    SHAREHOLDERS' EQUITY
      Common stock, $1.00 par value; 7,368,420
        Shares authorized; 7,078,625 shares
   issued and outstanding in 2000 and 1999               7,079                7,079
      Additional paid-in-capital                         9,331                9,331
      Accumulated other comprehensive loss,
        net of deferred tax benefits of $1,160 and
        $1,240 in 2000 and 1999, respectively           (2,155)              (2,304)


      Retained earnings                                 57,897               57,610
                    TOTAL SHAREHOLDERS' EQUITY          72,152               71,716
      TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY       $459,469             $486,020
 See Notes to Interim Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 (In thousands, except share and per share amounts)
                                                            Three Months Ended
                                                                 March 31,
                                                             2000        1999
 REVENUES
    Net earned premiums                                   $ 8,077       $13,739
    Net investment income                                   3,285         3,147
    Service fee income                                         90           600
    Net realized securities losses                           (221)         (208)
    Other income                                               68           112
                                                           11,299        17,390
 LOSSES AND EXPENSES
    Losses                                                  5,792         9,341
    Loss adjustment expenses                                1,722         2,443
    Other underwriting expenses less deferrals
      of $2,386 in 2000 and $2,932 in 1999                  1,859         2,267
    Amortization of deferred policy
      acquisition costs                                     1,890         3,056
    Interest on surplus note                                  144           149
                                                           11,407        17,256

 (LOSS)/INCOME BEFORE FEDERAL INCOME TAXES                  (108)           134

 FEDERAL INCOME TAXES
      Current tax expense                                      -             75
      Deferred tax benefit                                   (395)          (28)
                                                             (395)           47
                                    NET INCOME            $   287       $    87

 Per share data, based on 7,078,625 average shares outstanding in 2000 and 1999:

   BASIC AND FULLY DILUTED
     EARNINGS PER SHARE                                   $  0.04       $  0.01








 See Notes to Interim Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 (In thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                                2000     1999
 NET CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                             $     287   $    87
      Adjustment to reconcile net income to net
        cash (used for)/provided by operations:
        Deferred tax benefit                                    (395)      (28)
        Amortization of deferred policy acquisition
          costs                                                1,890     3,056
        Provision for doubtful accounts                           10        21
        Net realized securities losses                           221       208
        Policy acquisition costs incurred and deferred        (2,386)   (2,932)
        Net changes in:
          Agents' balances                                    (2,225)   (2,235)
          Reinsurance balances receivable                     16,219    25,366
          Prepaid reinsurance premiums                         2,460     5,195
          Unpaid losses and loss adjustment expenses         (27,845)  (33,683)
          Unearned premiums                                       62    (5,560)
          Due to affiliates                                   (1,081)    9,820
          Reinsurance balances payable                           630        21
          Other                                                1,845     2,606
 NET CASH (USED FOR)/PROVIDED BY OPERATING
    ACTIVITIES                                               (10,308)    1,942
 NET CASH FLOWS FROM INVESTING ACTIVITIES

    Available for sale:
      Acquisition of fixed maturities                         (6,377)  (49,721)
      Proceeds from sale of fixed maturities                  10,789    57,239
      Proceeds from maturities of fixed maturities               805     4,705
    Net change in other invested assets                         (981)     (401)
    Net change in short-term investments                       5,950   (13,210)
 NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES         10,186    (1,388)


 NET (DECREASE)/INCREASE IN CASH                                (122)      554
            Cash, at beginning of period                         644       390
              Cash, at the end of period                     $   522  $    944








 See Notes to Interim Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 (In thousands, except par value amounts)

                                                              Accumulated
                                     Common                      Other
                                      Stock     Additional   Comprehensive
                                     $1 Par      Paid-in        Income/         Retained
                                      Value      Capital        (Loss)          Earnings      Total
Balance, January 1, 1999	       $7,079      $9,331       $   449            $61,341     $78,200
Comprehensive income:
  Net income										              87          87
  Other comprehensive loss:
     Net change in unrealized
      gain (loss) on investments
      (net of deferred tax benefit
      of $743)								   (1,380)				    (1,380)
     Less: reclassification of
      net securities losses
      included in net income
      (net of tax of $98)        				            183				       183
  Comprehensive loss                  _____       _____         _____             ______      (1,110)
Balance, March 31, 1999              $7,079      $9,331       $  (748)	         $61,428     $77,090
Balance, January 1, 2000		 $7,079      $9,331       $(2,304)           $57,610     $71,716
Comprehensive income:
  Net income										             287	       287
  Other comprehensive income:
     Net change in unrealized
       loss on investments
       (net of deferred tax
       of $64)								      118               	       118
     Less: reclassification of
       net securities losses
       included in net income
      (net of deferred tax of $16)                                 31				        31
  Comprehensive income              _____       _____          _____              ______         436
Balance, March 31, 2000              $7,079      $9,331       $(2,155)           $57,897     $72,152
See Notes to Interim Consolidated Financial Statements.



 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements
 (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended
 December 31, 1999, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1999 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1999 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

 2. Certain amounts for prior periods have been reclassified to conform with the 2000 presentation.

 3.   Certain information concerning the Company's segments for the three month periods ended March 31, 2000 and 1999 is as follows (in thousands):
 				                                       2000         1999

Net Earned Premiums
	   Small Business			                        $ 1,419       $ 1,997
	   Mid-Market				                    3,032         4,358
	   Personal Lines (1)			                    3,626         7,384
		Total Net Earned Premiums                       $ 8,077       $13,739

Losses Incurred
	   Small Business			                        $   753       $ 1,034
	   Mid-Market				                    2,590         3,236
	   Personal Lines (1)			                    2,449         5,071
		Total Losses Incurred		  	            $ 5,792       $ 9,341

Loss Adjustment Expenses Incurred
   Small Business			                              $   222       $   218
         Mid-Market                                             624           860
	   Personal Lines (1)			                      876         1,365
		Total Loss Adjustment Expenses
    Incurred				                         $1,722       $ 2,443

 [S]
 (1) Includes assigned risk automobile business which the Company no longer participates in effective January 1, 2000.

 4. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement NO. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company is reviewing the impact of the implementation of SFAS 133 on the Company's financial position and results of operations.

      Item 2.:
 [S]
 Management's Discussion and Analysis of Financial Condition and Results of Interim Operations
 [S]

 The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10-K.
 [S]
 LIQUIDITY AND CAPITAL RESOURCES
 [S]
 For the three month period ended March 31, 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims. For the three month period ended March 31, 1999, net cash was provided by operations principally due to the settlement of balances receivable from Empire Insurance Company under the terms of the intercompany pooling agreement.

 At March 31, 2000 and 1999, the yield on the Company's fixed maturities portfolio was 6.7% and 5.4%, respectively, with an average maturity of 2.5 years and 2.8 years, respectively. At March 31, 2000, a significant portion of the Company's investment portfolio is invested in issues of the U.S. Treasury and its governmental agencies with the remainder primarily invested in investment grade corporate and industrial issues.

 The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During each of the three month periods ended March 31, 2000 and 1999, the Company sold certain securities at a net realized capital loss to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

 [S]
 INTERIM RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.
 [S]
      Net earned premium revenues were $8.1 million and $13.7 million for the three month periods ended March 31, 2000 and 1999, respectively. While earned premiums declined in almost all lines of business, the most significant reductions were in assigned risk automobile, voluntary private passenger automobile, commercial package policies and homeowners. As discussed in the 1999 10-K, as a result of poor operating results, the Company is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Company remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Company's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Company's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.
      The Company's first quarter loss ratios were as follows:
                                         2000          1999
 Loss and LAE Ratio:
        GAAP                             93.0%           85.8%
        SAP                              93.0%           85.8%

      Expense Ratio:
        GAAP                             47.1%           35.5%
        SAP                              39.1%           33.6%

      Combined Ratio:
        GAAP                             140.1%         121.3%
        SAP                              132.1%         119.4%

 During the first quarter of 2000, the Company experienced unfavorable development principally in assigned risk and private passenger automobile lines of business and reserves were strengthened by $0.9 million. While the dollar amount of reserve strengthening was the same in each period, the reduction in earned premiums in 2000 resulted in a higher loss ratio on a percentage basis. The current accident year loss ratios declined slightly from the prior year. Expense ratios increased due to higher allocated loss adjustment expense payments, reduced service fees and overhead costs which, although lower, have not declined proportionally with premiums.

 The Empire Group ("Group"), which includes the Company and its parent Empire Insurance Company, has begun to implement an expense reduction program to more closely align its expenses with its current volume of business. Through May 1, 2000, staff reductions have resulted in the elimination of 122 job positions, representing approximately 23% of the Group's December 31, 1999 workforce. In certain instances, particularly in the claims department, the cost savings from the reductions will be partially offset by increased outsourcing expenses. The Group will continue to examine its overhead costs and additional staff reductions are likely to occur in 2000.

 Income taxes for 2000 reflect a benefit of $0.4 million for a change in the Company's estimated prior year's federal tax liability.
 [S]
 Cautionary Statement for Forward-Looking Information
 [S]
 Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

[S]
 Part II - Other Information
[S]
 Item 5.   Other Information
[S]
 None.

[S]
 Item 6.   Exhibits and Reports on Form 8-K
[S]
           a) Exhibits
              The following exhibit is filed herewith:
              Exhibit Number      Description of Document
                   27             Financial Data Schedule
[S]
           b) Report on Form 8-K
              There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURE
[S]
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
[S]

                                   ALLCITY INSURANCE COMPANY
                                                  Registrant


 Date: May 12, 2000                 By: /s/Francis M. Colalucci____________
                                        Francis M. Colalucci
                                        Executive Vice President, CFO and
                                         Treasurer
                                        (Principal Financial and Accounting
                                          Officer)