Form 10-Q
period 2000-06-30
ALLCITY INSURANCE CO /NY/
filed 2000-08-15
CIK 3642

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000
                                         OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       On AugustMay 1410, 2000, there were 7,078,625 shares of Common Stock outstanding.



                                 ALLCITY INSURANCE COMPANY
                                           INDEX



         PART I Financial Information                                       PAGE

         Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 2000
         and December 31, 1999                                                1

         Consolidated Statements of OperationsIncome - Six months ended
         June 30, 2000 and June 30, 1999                                      2

         Consolidated Statements of Operations - Three months ended
         June 30, 2000 and June 30, 1999                                      3


         Consolidated Statements of Cash Flows - Six Three months
         ended June 30, 2000 and June 30, 1999                                4

         Consolidated Statements of Changes in Shareholders' Equity  -
         SixThree months ended June 30, 2000 and June 30, 1999   .
                                                                              5

         Notes to Interim Consolidated Financial Statements                 6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Interim Results of Operations              7-10

         PART II  Other Information

         Item 5.  Other Information.                                         10

         Item 6.  Exhibits and Reports on Form 8-K .                         10

         Signature Page                                                      11




    CONSOLIDATED BALANCE SHEETS
    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
    (In thousands, except share and par value amounts)
                                                     June 30,        December 31,
                                                       2000             1999
    ASSETS                                         (Unaudited)
      Investments:
        Fixed Maturities:
          Available for sale
          (amortized cost of $139,530 in 2000
          and $167,294 in 1999)                      $136,756          $163,495
          Held to maturity
          (fair value of $490 in 2000 and $476
          in 1999)                                        492               492
        Equity securities available for sale              255               255
           Short-term                                   2,334             7,129
        Other invested assets                          36,078            33,875
                             TOTAL INVESTMENTS        175,915           205,246

      Cash                                                108               644
      Agents' balances, less allowance for
        doubtful accounts ($1,836 in 2000 and
        $1,812 in 1999)                                 5,764             6,115
      Accrued investment income                         2,618             3,041
      Reinsurance balances receivable                 197,251           230,193
      Prepaid reinsurance premiums                     19,494            22,282
      Deferred policy acquisition costs                 3,651             3,415
      Deferred income taxes                            10,278             9,938
      Due from affiliates                               3,961                 -
      Other assets                                      5,477             5,146
                    TOTAL ASSETS                     $424,517          $486,020
    LIABILITIES
      Unpaid losses                                  $261,189          $307,075
      Unpaid loss adjustments expenses                 26,196            34,861
      Unearned premiums                                37,391            38,927
      Due to affiliates                                     -             7,476
      Reinsurance balances payable                      1,801               717
      Other liabilities                                 9,682             9,397
      Surplus note                                     16,152            15,851
                    TOTAL LIABILITIES                 352,411           414,304
    SHAREHOLDERS' EQUITY
      Common stock, $1.00 par value; 7,368,420
        Shares authorized; 7,078,625 shares issued
        and outstanding in 2000 and 1999                7,079             7,079
      Additional paid-in-capital                        9,331             9,331
      Accumulated other comprehensive loss,
        net of deferred tax benefits of $881 and
        $1,240 in 2000 and 1999, respectively          (1,637)           (2,304)
      Retained earnings                                57,333            57,610
                    TOTAL SHAREHOLDERS' EQUITY         72,106            71,716
      TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY      $424,517          $486,020

 See Notes to Interim Consolidated Financial Statements

 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY

 (In thousands, except share and per share amounts)

                                                    Six Months Ended
                                                          June 30,
                                                     2000        1999
 REVENUES
    Net earned premiums                           $16,031       $24,978
    Net investment income                           6,534         6,179
    Service fee income                                118         1,166
    Net realized securities losses                   (588)         (472)
    Other income                                      111           221
                                                   22,206        32,072
 LOSSES AND EXPENSES
    Losses                                         11,300        17,686
    Loss adjustment expenses                        3,722         4,464
    Other underwriting expenses less deferrals
      of $4,173 in 2000 and $4,589 in 1999          3,920         4,694
    Amortization of deferred policy
      acquisition costs                             3,937         5,479
    Interest on surplus note                          302           271
                                                   23,181        32,594

 LOSS BEFORE FEDERAL INCOME TAXES                    (975)         (522)

 FEDERAL INCOME TAXES
   Current tax expense                                  2            60
   Deferred tax benefit                              (700)         (243)
                                                     (698)         (183)
                                    NET LOSS      $  (277)      $  (339)



 Per share data, based on 7,078,625 average shares outstanding in 2000 and 1999:

      BASIC AND DILUTED LOSS PER SHARE                 $ (0.04)    $ (0.05)






 See Notes to Interim Consolidated Financial Statements.


 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 (In thousands, except share and per share amounts)

                                                    Three Months Ended
                                                          June 30,
                                                    2000          1999
 REVENUES


    Net earned premiums                           $  7,954      $11,239
    Net investment income                            3,249        3,032
    Service fee income                                  28          566
    Net realized securities losses                    (367)        (264)
    Other income                                        43          109
                                                    10,907       14,682
 LOSSES AND EXPENSES
    Losses                                           5,508        8,345
    Loss adjustment expenses                         2,000        2,021
    Other underwriting expenses less deferrals
      of $1,787 in 2000 and $1,657 in 1999           2,061        2,427
    Amortization of deferred policy
      acquisition costs                              2,047        2,423
    Interest on surplus note                           158          122
                                                    11,774       15,338

 LOSS BEFORE FEDERAL INCOME TAXES                     (867)        (656)

 FEDERAL INCOME TAXES
    Current tax expense/(benefit)                        2          (15)
    Deferred tax benefit                              (305)        (215)
                                                      (303)        (230)
                                    NET LOSS     $    (564)    $   (426)

 Per share data, based on 7,078,625 average shares outstanding in 2000 and 1999:

      BASIC AND DILUTED LOSS PER SHARE           $   (0.08)    $  (0.06)


 See Notes to Interim Consolidated Financial Statements.


 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 ALLCITY INSURANCE COMPANY AND SUBSIDIARY
 (In thousands)
                                                          Six Months Ended
                                                               June 30,
                                                         2000         1999
 NET CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                             $   (277)   $  (339)
      Adjustment to reconcile net loss to net
        cash (used for)/provided by operations:
        Deferred tax benefit                                 (700)      (243)
        Amortization of deferred policy acquisition
          costs                                             3,937      5,479
        Provision for doubtful accounts                        24         54
        Net realized securities losses                        588        472
        Policy acquisition costs incurred and deferred     (4,173)    (4,589)


        Net changes in:
          Agents' balances                                    327      1,168
          Reinsurance balances receivable                  32,942     30,498
          Prepaid reinsurance premiums                      2,788      9,099
          Unpaid losses and loss adjustment expenses      (54,551)   (47,328)
          Unearned premiums                                (1,536)   (13,178)
          Due to/from affiliates                          (11,437)    25,695
          Reinsurance balances payable                      1,084       (225)
          Other                                             1,107     (1,156)
 NET CASH (USED FOR)/PROVIDED BY OPERATING
    ACTIVITIES                                            (29,877)     5,407

 NET CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale:
      Acquisition of fixed maturities                      (6,377)  (144,190)
      Proceeds from sale of fixed maturities               32,322    134,680
      Proceeds from maturities of fixed maturities            804      8,664
    Net change in other invested assets                    (2,203)    (1,080)
    Net change in short-term investments                    4,795       (836)
 NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES      29,341     (2,762)
                     NET (DECREASE)/INCREASE IN CASH         (536)     2,645

Cash, at beginning of period                                  644        390
Cash, at the end of period                               $    108    $ 3,035


 See Notes to Interim Consolidated Financial Statements








CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
    (In thousands, except par value amounts)

                                                          Accumulated
                                    Common                   Other
                                    Stock     Additional  Comprehensive
                                   $1 Par     Paid-in       Income/      Retained
                                    Value     Capital        (Loss)      Earnings    Total

Balance, January 1, 1999            $7,079    $9,331      $    449      $61,341     $78,200
 Comprehensive loss
    Net loss                                                               (339)       (339)
    Other comprehensive loss:
      Net change in unrealized
      gain (loss) on investments
      (net of deferred tax benefit
      of $1,363)                                            (2,531)                  (2,531)
         Less: reclassification of
          net securities losses
          included in net loss
          (net of deferred tax benefit
           of $134)                                            248                      248
      Comprehensive loss                                                             (2,622)
    Balance, June 30, 1999          $7,079    $9,331      $ (1,834)     $61,002     $75,578

    Balance, January 1, 2000        $7,079    $9,331      $ (2,304)     $57,610     $71,716
    Comprehensive income:
      Net loss                                                             (277)       (277)
      Other comprehensive income:
        Net change in unrealized
         loss on investments
         (net of deferred tax
          expense of $283)                                     526                      526
        Less: reclassification of
          net securities losses
          included in net loss
         (net of deferred tax benefit
          of $76)                                              141                      141
      Comprehensive income                                                              390
    Balance, June 30, 2000          $7,079    $9,331      $ (1,637)     $57,333     $72,106

    See Notes to Interim Consolidated Financial Statements.



                      ALLCITY INSURANCE COMPANY AND SUBSIDIARY
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  1.  The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items)
      that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to
      Consolidated Financial Statements (including the Summary of
      Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31,
      1999, which are included in the Company's Annual Report filed on
      Form 10-K for such year (the "1999 10-K").  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 1999 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.
  2.  Certain amounts for prior periods have been reclassified to conform with the 2000 presentation.
  3.  Certain information concerning the Company's segments for the three and six month periods ended June 30, 2000 and 1999 is as follows (in thousands):
                                    Three Months Ended   Six Months Ended
                                       June 30,               June 30,
                                     2000       1999      2000       1999

    Net Earned Premiums
      Small Business              $ 1,425    $ 1,530   $ 2,844    $ 3,527
      Mid-Market                    3,305      3,631     6,337      7,989
      Personal Lines (1)            3,224      6,078     6,850     13,462
    Total Net Earned Premiums     $ 7,954    $11,239   $16,031    $24,978

    Losses Incurred
      Small Business              $   765    $   856    $1,518    $ 1,890
      Mid-Market                    2,144      3,005     4,734      6,241
      Personal Lines (1)            2,599      4,484     5,048      9,555
    Total Losses Incurred         $ 5,508    $ 8,345   $11,300    $17,686

    Loss Adjustment Expenses Incurred
      Small Business              $   259    $   217   $   481    $   435
      Mid-Market                      724        719     1,348      1,579
      Personal Lines (1)            1,017      1,085     1,893      2,450
    Total Loss Adjustment
      Expenses Incurred           $ 2,000    $ 2,021   $ 3,722    $ 4,464

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

   4. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company is reviewing the impact of the implementation of SFAS 133 on the Company's financial position and results of operations.
     Item 2.:

[S]
  Management's Discussion and Analysis of Financial Condition and Results of Interim Operations
[S]

      The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10-K.
[S]
  LIQUIDITY AND CAPITAL RESOURCES
[S]
      For the six month period ended June 30, 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims. For the six month period ended June 30, 1999, net cash was provided by operations principally due to the timing of payments in connection with the settlement of balances payable to Empire Insurance Company under the terms of the intercompany pooling agreement.

      At June 30, 2000 and 1999, the yield on the Company's fixed maturities portfolio was 6.8% and 5.6%, respectively, with an average maturity of 2.0 years and 3.3 years, respectively. At June 30, 2000, a significant portion of the Company's investment portfolio is invested in issues of the U.S. Treasury and its governmental agencies with the remainder primarily invested in investment grade corporate and industrial issues.

      The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During each of the six month periods ended June 30, 2000 and 1999, the Company sold certain securities at a net realized capital loss to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

 [S]
  INTERIM RESULTS OF OPERATIONS-SIX AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1999.
[S]
      Net earned premium revenues were $16,031,000 and $24,978,000 for the six month periods ended June 30, 2000 and 1999, respectively, and $7,954,000 and $11,239,000 for the three month periods ended June 30, 2000 and 1999, respectively. While earned premiums declined in almost all lines of business, the most significant reductions were in assigned risk automobile, voluntary private passenger automobile, commercial package policies, homeowners and workers' compensation. As discussed in the 1999 10-K, as a result of poor operating results, the Company is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Company remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Company's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Company's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

      The Company's loss ratios were as follows:

                              Three Months Ended    Six Months Ended
                                  June 30,              June 30,

                               2000      1999       2000      1999
      Loss and LAE Ratio:
           GAAP                94.4%     92.2%      93.7%     88.7%
           SAP                 94.4%     92.2%      93.7%     88.7%

       Expense Ratio:
           GAAP                53.3%     39.2%      50.2%     37.1%
           SAP                 56.5%     46.2%      45.7%     38.2%

       Combined Ratio:
           GAAP               147.7%    131.4%     143.9%    125.8%
           SAP                150.9%    138.4%     139.4%    126.9%

[S]

      The loss ratios for the 2000 periods increased as compared to the 1999 periods due to reserve strengthening recorded for 1999 and prior accident years and outsourcing expenses for claims handling. Although the dollar amount of reserve strengthening was the same for the 2000 periods as compared to the 1999 periods, the reduction in earned premiums in 2000 resulted in higher loss ratios on a percentage basis. The current accident year loss ratios declined from the prior year due to product mix and the expected benefits to be derived from the Company's changes to underwriting and claims handling procedures. Expense ratios for the 2000 periods increased as compared to the 1999 periods due to reduced service fees, higher severance costs and overhead costs which, although lower, have not declined proportionally with premiums.

      The Empire Group, which includes the Company and its parent Empire Insurance Company, continued its expense reduction program to more closely align its expenses with its current volume of business. Through June 30, 2000, staff reductions have resulted in the elimination of 150 job positions, representing approximately 29% of the Empire Group's December 31, 1999 workforce. In certain instances, particularly in the claims department, the cost savings from the reductions will be partially offset by increased outsourcing expenses. The Empire Group will continue to examine its overhead costs and additional reductions are likely to occur in 2000.
      Income taxes for the six month period ended June 30, 2000 reflect a benefit of $358,000 for a change in the Company's estimated prior year's federal tax liability.
[S]
 Cautionary Statement for Forward-Looking Information
[S]
      Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

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

                     None.

                                     SIGNATURE
[S]
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
[S]


                                    ALLCITY INSURANCE COMPANY
                                             Registrant




 Date: Auguat 14, 2000                   By: /s/Francis M. Colalucci
                                        Francis M. Colalucci
                                        Executive Vice President,CFO and
                                         Treasurer
                                        (Principal Financial Accounting
                                         Officer)