Form 10-Q
period 2000-09-30
ALLCITY INSURANCE CO /NY/
filed 2000-11-14
CIK 3642

FORM 10-Q
 				SECURITIES AND EXCHANGE COMMISSION
 					WASHINGTON, D.C.  20549



 		[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 				SECURITIES EXCHANGE ACT OF 1934

 		   For the Quarterly Period Ended September 30, 2000

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


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 On November 10, 2000, there were 7,078,625 shares of Common Stock outstanding.


 ALLCITY INSURANCE COMPANY
 INDEX


 PART I    Financial Information                                       PAGE

 Item 1.  Interim Consolidated Financial Statements (Unaudited)


 Consolidated Balance Sheets - September 30, 2000
 and December 31, 1999                 						 1

 Consolidated Statements of Operations - Nine months ended
 September 30, 2000 and September 30, 1999            			 2

 Consolidated Statements of Operations - Three months ended
 September 30, 2000 and September 30, 1999            			 3

 Consolidated Statements of Cash Flows - Nine months
 ended September 30, 2000 and September 30, 1999           			 4

 Consolidated Statements of Changes in Shareholders' Equity  -
 Nine months ended September 30, 2000 and September 30, 1999 .           5

 Notes to Interim Consolidated Financial Statements             		 6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Interim Operations   .       		 7

 PART II  Other Information

 Item 5.  Other Information ...                                          9

 Item 6.  Exhibits and Reports on Form 8-K..         				 9

 Signature Page        									10













ALLCITY INSURANCE COMPANY AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
(In thousands, except share and par value amounts)

                                               September 30, December 31,
                                                   2000           1999
 ASSETS                                        (Unaudited)
      Investments:
        Fixed Maturities:
          Available for sale
          (amortized cost of $121,991 in
           2000 and $167,294 in 1999)                $120,804       $163,495
          Held to maturity
          (fair value of $477 in 2000 and $476
           in 1999)                                       486            492
        Equity securities available for sale              375            255
        Short-term                                     11,203          7,129
        Other invested assets                          37,257         33,875
                         TOTAL INVESTMENTS            170,125        205,246

      Cash                                                133            644
      Agents' balances, less allowance for
       doubtful accounts ($1,841 in 2000 and
       $1,812 in 1999)                                  6,331          6,115
      Accrued investment income                         1,416          3,041
      Reinsurance balances receivable                 186,655        230,193
      Prepaid reinsurance premiums                     18,389         22,282
      Deferred policy acquisition costs                 3,339          3,415
      Deferred income taxes                            11,360          9,938
      Due from affiliates                               5,915              -
      Other assets                                      5,783          5,146
                         TOTAL ASSETS                $409,446       $486,020
LIABILITIES
      Unpaid losses                                  $245,644       $307,075
      Unpaid loss adjustment expenses                  31,399         34,861
      Unearned premiums                                34,768         38,927
      Due to affiliates                                     -          7,476
      Reinsurance balances payable                      3,336            717
      Other liabilities                                 7,885          9,397
      Surplus note                                     16,319         15,851
                         TOTAL LIABILITIES            339,351        414,304

SHAREHOLDERS' EQUITY
      Common stock, $1.00 par value; 7,368,420
       Shares authorized; 7,078,625 shares issued
       and outstanding in 2000 and 1999                 7,079          7,079
      Additional paid-in-capital                        9,331          9,331
      Accumulated other comprehensive loss,
        net of deferred tax benefits of $284 and
        $1,240 in 2000 and 1999, respectively            (528)        (2,304)
      Retained earnings                                54,213         57,610
                         TOTAL SHAREHOLDERS' EQUITY    70,095         71,716
      TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY      $409,446       $486,020

 See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the nine months ended September 30, 2000 and 1999
(In thousands, except share and per share amounts)
                                                       Nine Months Ended
                                                          September 30,
                                                     2000             1999
 REVENUES
    Net earned premiums                             $23,650         $34,474
    Net investment income                             9,598           9,336
    Service fee income                                   19           1,649
    Net realized securities losses                     (298)         (1,339)
    Other income                                        162             305
                                                     33,131          44,425
 LOSSES AND EXPENSES
    Losses                                           18,523          25,025
    Loss adjustment expenses                          8,362           6,575
    Other underwriting expenses less deferrals
      of $5,750 in 2000 and $6,083 in 1999            5,726           6,915
    Amortization of deferred policy
      acquisition costs                               5,826           7,558
    Interest on surplus note                            468             407
                                                     38,905          46,480

 LOSS BEFORE FEDERAL INCOME TAXES                    (5,774)         (2,055)

 FEDERAL INCOME TAXES
   Current tax expense/(benefit)                          3          (1,456)
   Deferred tax (benefit)/expense                    (2,380)             54
                                                     (2,377)         (1,402)


                        NET LOSS                   $ (3,397)        $  (653)

 Per share data, based on 7,078,625 average shares outstanding in 2000 and 1999:

 BASIC AND DILUTED LOSS PER SHARE                  $  (0.48)        $ (0.09)





 See Notes to Interim Consolidated Financial Statements.



ALLCITY INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the three months ended September 30, 2000 and 1999
(In thousands, except share and per share amounts)

                                                       Three Months Ended
                                                          September 30,
                                                     2000             1999
 REVENUES
    Net earned premiums                             $ 7,619         $ 9,496
    Net investment income                             3,064           3,157
    Service fee(expense)income                          (99)            483
    Net realized securities gains/(losses)              290            (867)
    Other income                                         51              84
                                                     10,925          12,353
 LOSSES AND EXPENSES
    Losses                                            7,223           7,339
    Loss adjustment expenses                          4,640           2,111
    Other underwriting expenses less deferrals
      of $1,577 in 2000 and $1,494 in 1999            1,806           2,221
    Amortization of deferred policy
      acquisition costs                               1,889           2,079
    Interest on surplus note                            166             136
                                                     15,724          13,886

 LOSS BEFORE FEDERAL INCOME TAXES                    (4,799)         (1,533)

 FEDERAL INCOME TAXES
    Current tax expense/(benefit)                         1          (1,516)
    Deferred tax (benefit)/expense                   (1,680)            297
                                                     (1,679)         (1,219)
                        NET LOSS                    $(3,120)        $  (314)


 Per share data, based on 7,078,625 average shares outstanding in 2000 and 1999:

   BASIC AND DILUTED LOSS PER SHARE                 $ (0.44)        $ (0.04)







 See Notes to Interim Consolidated Financial Statements.


ALLCITY INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2000 and 1999
(In thousands, except share and par value amounts)

                                                               Nine Months Ended
                                                                  September 30,
                                                              2000            1999
 NET CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                               $(3,397)        $ (653)
      Adjustment to reconcile net loss to net
        cash used for operations:
        Deferred tax (benefit) expense                      (2,380)            54
        Amortization of deferred policy acquisition
          costs                                              5,826          7,558
        Provision for doubtful accounts                         29             78
        Net realized securities losses                         298          1,339
        Policy acquisition costs incurred and deferred      (5,750)        (6,083)
        Net changes in:
          Agents' balances                                    (245)         3,759
          Reinsurance balances receivable                   43,538         40,077
          Prepaid reinsurance premiums                       3,893         12,715
          Unpaid losses and loss adjustment expenses       (64,893)       (63,656)
          Unearned premiums                                 (4,159)       (19,545)
          Due to/from affiliates                           (13,391)        (6,502)
          Reinsurance balances payable                       2,619          1,274
          Other                                                558            512
 NET CASH USED FOR OPERATING ACTIVITIES                    (37,454)       (29,073)

 NET CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale:
      Acquisition of fixed maturities                      (11,235)      (165,798)
      Proceeds from sale of fixed maturities                52,873        170,079
      Proceeds from maturities of fixed maturities           2,761         14,493
    Net change in other invested assets                     (3,382)        (1,761)
    Net change in short-term investments                    (4,074)        12,839
 NET CASH PROVIDED BY INVESTING ACTIVITIES                  36,943         29,852
 NET (DECREASE)/INCREASE IN CASH                              (511)           779

                         Cash, at beginning of period          644            390
                     Cash, at the end of period           $    133        $ 1,169







 See Notes to Interim Consolidated Financial Statements.








ALLCITY INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders Equity (Unaudited)
For the nine months ended September 30, 2000 and 1999
(In thousands, except par value amounts)
                                                          Accumulated
                                    Common                   Other
                                    Stock     Additional  Comprehensive
                                   $1 Par     Paid-in       Income/      Retained
                                    Value     Capital        (Loss)      Earnings    Total


 Balance, January 1, 1999           $7,079    $9,331        $   449     $61,341     $78,200
 Comprehensive loss:
   Net loss                                                                (653)       (653)
   Other comprehensive loss:
      Net change in unrealized
       gain (loss) on investments
       (net of deferred tax benefit
       of $1,331)                                            (2,473)                 (2,473)
      Less: reclassification of
       net securities losses
       included in net loss
       (net of deferred tax
        of $286)                                                532                     532
   Comprehensive loss                                                                (2,594)
 Balance, September 30, 1999        $7,079    $9,331        $(1,492)    $60,688     $75,606

 Balance, January 1, 2000           $7,079    $9,331        $(2,304)    $57,610     $71,716
 Comprehensive income:
   Net loss                                                              (3,397)     (3,397)
   Other comprehensive income:
      Net change in unrealized
        loss on investments
        (net of deferred tax
         of $590)                                             1,095                   1,095
      Less: reclassification of
        net securities losses
        included in net loss
        (net of deferred tax of
         $367)                                                  681                     681
   Comprehensive income                                                              (1,621)
 Balance, September 30, 2000        $7,079    $9,331        $  (528)    $54,213    $ 70,095

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

  3. Certain information concerning the Company's segments for the three and nine month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                             Three Months Ended   Nine Months Ended
                                 September 30,      September 30,
                             2000       1999      2000       1999
  Net Earned Premiums
     Personal Lines (1)     $2,854     $ 5,048   $ 9,704    $18,510
     Mid-Market              3,350       2,944     9,687     10,933
     Small Business          1,415       1,504     4,259      5,031
  Total Net Earned Premiums $7,619     $ 9,496   $23,650    $34,474
  Losses Incurred
     Personal Lines (1)     $3,174       3,967   $ 8,222    $13,522
     Mid-Market              3,199       2,596     7,933      8,838
     Small Business            850         776     2,368      2,665
  Total Losses Incurred     $7,223     $ 7,339   $18,523    $25,025

  Loss Adjustment Expenses Incurred
     Personal Lines (1)     $2,046     $ 1,159   $ 3,939    $ 3,608
     Mid Market              2,325         746     3,673      2,325
     Small Business            269         206       750        642
  Total Loss Adjustment
    Expenses Incurred       $4,640     $ 2,111   $ 8,362    $ 6,575

  [S]

  (1) Includes assigned risk automobile business which the Company no longer participates in effective January 1, 2000.

  4. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. The Company has reviewed the impact of the implementation of SFAS 133, and does not expect it to have a material effect on the Company's financial position or results of operations.
 [S]

 Item 2.:
 [S]
  Management's Discussion and Analysis of Financial Condition and
 Results of Interim Operations

 [S]
  The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10-K.
 [S]
LIQUIDITY AND CAPITAL RESOURCES
 [S]
  For the nine month period ended September 30, 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims. For the nine month period ended September 30, 1999, net cash was used for operations principally due to decreased premium writings from tighter underwriting standards, reunderwriting, competition, and a decline in the number of assigned risk contracts under which the Company acquired assigned risk business from other insurance companies combined with a depopulation of the related assigned risk pools.

  At September 30, 2000 and 1999, the yield on the Company's fixed maturities portfolio was 6.6% and 5.8%, respectively, with an average maturity of 1.9 years and 2.6 years, respectively. At September 30, 2000, a significant portion of the Company's investment portfolio is invested in issues of the U.S. Treasury and its governmental agencies with the remainder primarily invested in investment grade corporate and industrial issues and an investment limited partnership.

  The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During each of the nine month periods ended September 30, 2000 and 1999, the Company sold certain securities at a securities capital loss to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.
  [S]

INTERIM RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2000
 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.
  [S]

 Net earned premium revenues were $23,650,000 and $34,474,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and $7,619,000 and $9,496,000 for the three month periods ended September 30, 2000 and 1999, respectively. While net earned premiums declined in almost all lines of business, the most significant reductions were in assigned risk automobile, voluntary private passenger automobile, commercial package policies, homeowners and workers' compensation. As discussed in the 1999 10-K, as a result of poor operating results, the Company is no longer entering into new assigned risk contracts. Effective January 1, 2000, all policy renewal obligations have been assigned to another insurance company. However, the Company remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Company's decision to no longer accept new policies from those agents who historically have had poor underwriting results. The Company's termination of certain unprofitable agents has also adversely affected premium volume in other lines of business.

  The Company's loss ratios were as follows:

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,

                                2000      1999       2000      1999
  Loss and LAE Ratio:
       GAAP                    155.7%    99.5%      113.7%    91.7%
       SAP                     155.7%    99.5%      113.7%    91.7%

  Expense Ratio:
       GAAP                     52.0%    41.6%       50.7%    38.4%
       SAP                      52.3%    49.4%       47.5%    40.9%

  Combined Ratio:
       GAAP                    207.7%   141.1%      164.4%   130.1%
       SAP                     208.0%   148.9%      161.2%   132.6%

 During the three months ended September 30, 2000, the Company updated its actuarial estimates and strengthened reserves by approximately $3,900,000. The increase primarily resulted from adverse development for accident years 1997 to 1999 in the assigned risk automobile and voluntary private passenger automobile lines, and an increase for estimated loss adjustment expenses.

 Claim files were reviewed and settlements were accelerated, due to efforts by both in house claim personnel and recently employed third party claim servicers. The Company is outsourcing claim handling functions for lines of business it is discontinuing (commercial and personal assigned risk automobile), as well as reducing the level of claims handled in house to better match current premium volumes. The Company reestimated its total liability for loss adjustment expenses based on the substantial increase in claims handled by third parties during the third quarter and concluded an increase was needed.

 Expense ratios for the 2000 periods increased as compared to the 1999 periods due to reduced service fees, higher severance costs and overhead costs which, although lower, have not declined proportionally with premiums.
 This high overhead cost structure, which must be further reduced, and the continued decline in premiums and higher than expected loss ratios in certain business lines, is requiring management to reevaluate which lines of business it can profitably pursue. This evaluation is expected to be completed in the fourth quarter of 2000.

 Income taxes for the nine month period ended September 30, 2000 reflect a benefit of $358,000 for a change in the Company's estimated prior year's federal tax liability.

 Cautionary Statement for Forward-Looking Information
 Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation
 Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans",
 "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.
 Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
 The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of Management's Discussion and Analysis of Financial
 Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

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

                     NONE.






 SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLCITY INSURANCE COMPANY
                                             Registrant


 Date: November 14, 2000            By: /s/Francis M. Colalucci
                                        Francis M. Colalucci
                                        Executive Vice President, CFO and
                                         Treasurer
                                        (Principal Financial and Accounting
                                          Officer)





