Form 10-K
period 2000-12-31
ALLCITY INSURANCE CO /NY/
filed 2001-04-02
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K
[S]
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 2000
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

Yes      X         No


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 19, 2001 was $3,117,680.

The number of shares outstanding of each of the registrant's classes of common shares, as of March 19, 2001, was 7,078,625.

DOCUMENTS INCORPORATED BY REFERENCE - NONE
Exhibit Index on Page 25.                  Total number of pages 54.

                                     TABLE OF CONTENTS
                                          Part I

                  Page
  Item 1-     Business...............................................  1
  Item 2-     Properties.............................................  9
  Item 3-     Legal Proceedings......................................  9
  Item 4-     Submission of Matters to a Vote of Security Holders....  9

                                Part II
  Item 5-     Market for the Registrant's Common Equity and Related
                Stockholder Matters.................................. 10

  Item 6-     Selected Financial Data................................ 10
  Item 7-     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................. 12
  Item 7A-    Quantitative and Qualitative
               Disclosures about Market Risk......................... 15
  Item 8-     Financial Statements and Supplementary Data............ 16
  Item 9-     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.................. 16

                               Part III
  Item 10-    Directors and Executive Officers of the Registrant..... 17
  Item 11-    Executive Compensation................................. 20
  Item 12-    Security Ownership of Certain Beneficial
               Owners and Management................................. 21

  Item 13-    Certain Relationships and Related Transactions......... 22

                                Part IV
  Item 14-    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ............................... 23

  Signatures......................................................... 24


  PART I
  Item 1.         Business
  General
  Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer, owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.7% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

  Historically, the Group has specialized in commercial and personal property and casualty insurance business primarily in the New York metropolitan area. The Group has offered insurance products for vehicles (including medallion and radio-controlled livery vehicles), general liability coverage, property coverage (including mercantile and multi-family residential real estate) and workers' compensation to commercial accounts and private passenger automobile and homeowners products to individuals. The Group is organized into three divisions: the Small Business Division, the Personal Lines Division and the Mid-Market Division. Each of these divisions has separate management teams responsible for all underwriting decisions with the Small Business Division focusing on commercial package products for small businesses; the Personal Lines Division focusing on personal automobile and homeowners insurance; and the Mid-Market Division focusing on commercial automobile, commercial package and workers' compensation insurance for larger accounts.

  During the past several years, the Group has experienced poor underwriting results and adverse reserve development in all of its lines of business. The Group has responded to these developments by raising premium rates and reducing the volume of unprofitable business, while at the same time attempting to reduce its overhead.

  Effective January 1, 2000, all assigned risk policy renewal obligations were assigned to another insurance company. In 1999, a determination was made not to accept any applications for new private passenger automobile business from certain agents with the highest loss ratios. During the fourth quarter of 2000, this determination was extended to include the entire agency force. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If this book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Group also announced that all statutory automobile policies (public livery vehicles) would be non-renewed effective March 1, 2001 due to poor underwriting results.

  On March 1, 2001, the Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies in any lines of business and that it has filed plans of orderly withdrawal with the New York Insurance Department as required. Existing commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Group's renewal rights (the "Tower Agreement"). Under the Tower Agreement, Tower will buy the renewal rights for substantially all of the Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Group will continue to be responsible for the remaining term of existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

  Certain of the lines of business included in the agreement with Tower historically had acceptable loss ratios. However, despite repeated attempts, the Group has not been able to reduce its expenses sufficiently to be profitable with its reduced volume of business. This has been due in part to information systems and a personnel infrastructure built to service multiple lines of property and casualty business where the costs are more fixed than variable in nature, and a high cost agency distribution channel. An additional investment of both capital and management would have been required to attempt to reduce the Group's cost structure to a level commensurate with its book of business. In weighing the potential returns against the risks inherent in that strategy, the Group determined not to make the investment.

  The Group is currently exploring its options for the future. Assuming the Tower Agreement is consummated, the Group will only have renewal obligations for remaining personal lines insurance (primarily automobile) not replaced by Tower, the remaining policy term of all existing policies and a claim run-off operation. The Group may commence new property and casualty insurance operations if a new business model with an acceptable expense structure can be developed, enter into a joint venture with another property and casualty insurance operation, explore entering the claim services business or commence a liquidation. There may be other options that the Company will explore, but no assurance can be given at this time as to what the ultimate plan will be.

  The Group is rated "B+" (very good) by A.M. Best Company ("Best") and rated "BB-" (marginal) by Standards & Poors Insurance Rating Services ("S&P"). Should the Group decide to commence new property and casualty insurance operations or enter into an insurance joint venture, its existing ratings may affect its ability to pursue its plans. As with all ratings, Best and S&P ratings are subject to change at any time.

  For the years ended December 31, 2000, 1999 and 1998 net earned premiums for the Company were $30.9 million, $42.4 million and $67.5 million, respectively. During the year ended December 31, 2000, 4% of net earned premiums of the Company were derived from assigned risk business, 21% from commercial automobile lines, 40% from other commercial lines and 35% from personal lines. Substantially all of the Group's policies are written in New York for a one-year period. The Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. Empire is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

  On a quarterly basis, the Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Company's results for 2000 was approximately $15.9 million related to losses and loss adjustment expenses ("LAE") from prior accident years. The Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate.


Pooling Agreement

  All insurance business written by the Company is subject to a pooling agreement with Empire under which the Company and Empire effectively operate as one company. The pooling agreement and subsequent amendments were approved by the New York Insurance Department. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities. As of December 31, 2000, Empire and its subsidiaries had 335 full and part-time employees. Currently, and for all periods presented, all premiums, losses, LAE and other underwriting expenses are shared on the basis of 70% to Empire and 30% to the Company.

  Financial Information Relating to Business Segments

  For all periods presented, the Company's operations are presented in the following business segments:

  (1) Small Business - includes commercial package products for small businesses.
  (2) Mid-Market - includes commercial automobile (including medallion and radio-controlled livery vehicles), commercial package and workers' compensation insurance for larger accounts.
  (3) Personal Lines - includes private passenger automobile, homeowners and fire and allied insurance coverages.

The following table presents business segment data, net of reinsurance, for each of the three years ended December 31, 2000 (in thousands, except loss ratio information):

                      Premiums       Premiums          Losses and LAE          Loss
                       Written         Earned             Incurred             Ratio
2000

Personal Lines (1)     $  9,647       $ 12,099             $ 17,862            147.6%
Mid-Market               13,994         13,152               22,001            167.3%
Small Business            5,443          5,604                3,944             70.4%
Total                  $ 29,084       $ 30,855             $ 43,807            141.9%


1999

Personal Lines (1)     $ 15,156       $ 22,404             $ 19,236             85.9%
Mid-Market               11,679         13,771               19,751            143.4%
Small Business            5,977          6,273                3,551             56.6%
Total                  $ 32,812       $ 42,448             $ 42,538            100.2%


1998

Personal Lines (1)     $ 29,357       $ 39,251             $ 35,741             91.1%
Mid-Market               22,162         21,643               27,459            126.9%
Small Business            6,540          6,618                6,389             96.5%
Total                  $ 58,059       $ 67,512             $ 69,589            103.1%






(1) Includes assigned risk automobile business, which the Company no longer participates in effective January 1, 2000.

[S]
For further information concerning Business Segments, see
Notes 8 and 12 of the Notes to Consolidated Financial Statements, included elsewhere herein.


  Combined Ratios
  Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"), for the three years ended December 31, 2000. The Loss Ratio is the ratio of net incurred losses and LAE to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income.

                                               Years Ended December 31,

                                          2000           1999           1998
Loss Ratio: (a)
      GAAP                               141.9%         100.2%          103.1%
      SAP                                141.9%         100.2%          103.1%
      Industry (SAP) (b)                   N/A           78.8%           76.5%

Expense Ratio:
      GAAP                                51.2%          39.7%           26.3%
      SAP                                 50.4%          45.0%           31.3%
      Industry (SAP) (b)                   N/A           29.3%           29.5%

Combined Ratio:  (c)
      GAAP                               193.1%         139.9%          129.4%
      SAP                                192.3%         145.2%          134.4%
      Industry (SAP) (b)                   N/A          108.1%          106.0%


(a) Includes Loss and Loss Adjustment Expenses.

(b) Source: Best's Aggregates & Averages, Property/Casualty, 2000 Edition. Industry
    Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

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

     [S]

  Reinsurance

  The Company's maximum retained limit for all lines of business was $0.3 million for 2000 and 1999. The Company's maximum retained limit for 1998 was $0.5 million for workers' compensation and $0.3 million for other property and casualty lines. Additionally, the Company has entered into a property catastrophe excess of loss treaty to protect against certain losses. Its retention of lower level losses in this treaty is $7.5 million for 2001, and was $7.5 million for 2000, 1999 and 1998.

  Effective January 1, 1997 Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire assumes 50% up to July 1, 1997 and 75% thereafter of the effective period premiums and losses of Centurion and grants Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed will be retained by Empire and 30% will be ceded to the Company.

  Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++) and Zurich Reinsurance (NA), Inc. (A+). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

  Investments

  Investment activities represent a significant part of the Company's total income. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's investment committee.

  The Company has a diversified investment portfolio of securities, a substantial portion of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. A portion of the Company's invested assets represent an investment in a limited partnership which invests principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased. At December 31, 2000, 1999 and 1998, the average yield of the Company's bond portfolio was approximately 6.4%, 6.5% and 5.8%, respectively, and the average maturity of the Company's bond portfolio for 2000, 1999 and 1998 was approximately 2.2 years, 2.6 years and
  3.2 years, respectively.

  Tax Sharing Agreement

  The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement between Leucadia and the Company, the Company computes its tax provision on a separate return basis and is either charged its share of federal income tax resulting from its taxable income or is credited for tax benefits resulting from its losses to the extent it could use the losses on a separate return basis.

  Government Regulation

  Insurance companies are subject to detailed regulation and supervision in the states in which they transact business. Such regulation pertains to matters such as approving policy forms and various premium rates, minimum reserves and loss ratio requirements, the type and amount of investments, minimum capital and surplus requirements, granting and revoking licenses to transact business, levels of operations and regulating trade practices. Insurance companies are required to file detailed annual reports with the supervising agencies in each of the states in which they do business, and are subject to examination by such agencies at any time. Increased regulation of insurance companies at the state level and new regulation at the federal level is possible, although the Company cannot predict the nature or extent of any such regulation or what impact it would have on the Company's operations.

  For additional information see Item 7, "Management's
  Discussion and Analysis of Financial Condition and Results of
  Operations" of this Report.

  In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory
  Accounting Principles ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The New York Insurance Department recently adopted the Codification guidance (Regulation 172), effective January 1, 2001, but did not adopt several key provisions of the guidance. The Company will reflect the cumulative effect of the Codification guidance in its statutory financial statements as a direct adjustment to statutory surplus for the quarter ending March 31, 2001, to be filed with the New York Insurance Department by May 15, 2001. The Company is in the process of determining the potential effects of the codification.

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

  Competition

  The insurance industry is a highly competitive industry, in which many of the Company's competitors have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, endorsements from affinity groups and more diversified lines of insurance coverage. Additionally, federal administrative, legislative and judicial activity has resulted in changes to federal banking laws that increase the ability of national banks to offer insurance products.

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

  Loss and Loss Adjustment Expenses

  Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and LAE are determined using case-basis evaluations, statistical analyses and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings.

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

  In the following table, the liability for losses and LAE of the Company, is reconciled for each of the three years ended
  December 31, 2000. Included therein are current year data and prior year development.

                                     RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                               2000          1999          1998
(In thousands)
Net SAP liability for losses and LAE,
at beginning of the year                    $113,602     $ 139,771     $ 145,260

Provision for losses and LAE for
claims occurring in the current year          27,880        36,524        56,698
Increase in estimated losses and LAE
for claims occurring in prior years           15,927         6,014        12,891
Total incurred losses and LAE                 43,807        42,538        69,589


Loss and LAE payments for claims
occurring during:
    Current year                               8,920        12,382        19,203
    Prior years                               52,902        56,325        55,875
                                              61,822        68,707        75,078

Net SAP liability for losses and LAE,
at end of year                                95,587       113,602       139,771

Reinsurance recoverable                      172,919       228,334       294,461

Liability for losses and LAE at
the end of year as reported in
the financial statements (GAAP)            $ 268,506     $ 341,936     $ 434,232

[S]
  The following table presents the development of balance sheet liabilities for 1990 through 2000 for the Company. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year

  The "cumulative deficiency" represents the aggregate change in the estimates over all prior years. For example, the initial 1990 liability estimate indicated on the table of $75,420,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 2000 of $85,129,000 or a deficiency of $9,709,000. If the re-estimated liability were less than the liability initially established, a cumulative redundancy would be indicated.

  In evaluating this information it should be noted that each amount shown for "cumulative deficiency" includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1994, but incurred in 1990, will be included in the cumulative deficiency amount for 1990, 1991, 1992 and 1993. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

  For further discussion of the Company's loss development experience, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Analysis of Loss and Loss Adjustment Expenses Development
(In thousands)

Years ended
December 31,        1990      1991      1992      1993       1994       1995      1996       1997       1998      1999     2000

Liability for Unpaid
Losses and Loss
Adjustment Expenses $75,420  $ 84,178  $ 96,712   $106,115   $ 121,923  $142,718  $ 143,494  $ 145,260  $ 139,771 $113,602 $95,587

Liability Re-
estimated as of:
 One year later     $74,844  $ 83,987  $ 96,516   $103,181   $ 132,189  $150,852  $ 151,798  $ 158,152  $ 145,785 $129,529 $     -
 Two years later     73,538    83,341    97,208    112,176     140,620   160,686    163,378    163,609    162,692
 Three years later   73,151    85,197   103,592    118,127     150,434   172,650    179,200    176,825
 Four years later    74,190    88,928   108,430    124,375     160,542   182,318    184,693
 Five years later    76,509    92,035   112,988    132,606     167,164   183,482
 Six years later     78,392    95,273   118,446    137,669     166,893
 Seven years later   80,040    99,467   121,715    137,462
 Eight years later   83,670   101,505   121,383
 Nine years later    84,981   101,276
 Ten years later     85,129
Cumulative
Deficiency          $(9,709) $(17,098) $(24,671)  $(31,347)  $ (44,970) $(40,764) $ (41,199) $ (31,565) $ (22,921)$(15,927)$     -

Cumulative Amount
of Liability
Paid Through:
 One year later     $23,681  $ 26,852  $  33,903  $  35,048  $  45,789  $ 60,382  $  56,475  $  55,875  $  56,325 $ 52,902 $     -
 Two years later     38,067    44,989     54,615     59,701     80,911    95,190     94,062     93,714     97,887
 Three years later   50,194    59,336     71,653     81,680    105,977   121,900    122,811    126,295
 Four years later    58,830    69,955     85,689     97,917    124,645   141,259    146,697
 Five years later    65,025    77,965     95,938    109,083    136,791   156,006
 Six years later     69,568    83,886    102,416    116,929    146,283
 Seven years later   72,683    88,139    107,246    123,022
 Eight years later   75,932    91,364    111,097
 Nine years later    78,103    93,862
 Ten years later     79,863

Net Liability - End of year as shown above        $ 106,115  $ 121,923  $ 142,718  $ 143,494 $ 145,260  $139,771  $113,602 $ 95,587
Reinsurance                                         184,718    219,676    257,161    262,593   272,266   294,461   228,334  172,919
Gross Liability - End of year
  as shown above                                  $ 290,833  $ 341,599  $ 399,879  $ 406,087 $ 417,526  $434,232  $341,936 $268,506

Net Re-Estimated Liability -
  Latest                                          $ 137,462  $ 166,893  $ 183,482  $ 184,693 $ 176,825  $162,692  $129,529
Re-estimated Reinsurance -
  Latest                                            273,682    325,569    353,635    363,792   341,658   318,663   240,396
Gross Re-estimated Liability -
  Latest                                          $ 411,144  $ 492,462  $ 537,117  $ 548,485 $ 518,483  $481,355  $369,925

Gross Cumulative
 Deficiency                                       $(120,311) $(150,863) $(137,238) $(142,398)$(100,957) $(47,123) $(27,989)


  Item 2.         Properties

  The Group has entered into a twenty year lease agreement which expires in 2018, consisting of 286,510 square feet, in an office building located at 335 Adams Street in Brooklyn, New York, in which Leucadia has an equity interest. The Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

  Empire has subleased 133,140 square feet of the office space to its parent, Leucadia, at similar terms as in the original lease. In 2000, Empire subleased an additional 64,340 square feet of the office space to the Board of Education of the City School District of the City of New York. Both sublease agreements expire in 2018.

  The Group also conducts limited operations from branch offices located in Rochester, New York, Mineola, New York and Boston, Massachusetts. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Agreement" under Item 1, herein.

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

  Item 4.         Submission of Matters to a Vote of Security Holders

  The following matters were submitted to a vote of shareholders at the Company's 2000 Annual Meeting of Shareholders held on
  October 16, 2000.
                                  Number of           Number of
  a) Election of directors:     Shares in favor      Votes Withheld
  [S]
  Class I Directors, term expires 2003:
  [S]
   Ian M. Cumming                  4,891,588            54,551
   Thomas E. Mara                  4,891,588            54,551
   Joseph S. Steinberg             4,891,588            54,551
   Daniel G. Stewart               4,891,588            54,551
   Carmen M. Rivera                4,891,588            54,551
  [S]
  Class II Director, term expires in 2001:
  [S]
   H. E. Scruggs, Jr.              4,891,588            54,551
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
                                                High
  Low
  1st Quarter 2001                            $ 7.125             $ 5.031
  (Through March 19, 2001)
  1st Quarter 2000                              9.750               5.875
  2nd    "      "                               9.250               6.875
  3rd    "      "                              11.500               8.000
  4th    "      "                               8.000               6.000

  1st Quarter 1999                              8.219               7.000
  2nd    "      "                               8.750               7.000
  3rd    "      "                               8.000               6.375
  4th    "      "                               7.063               6.375

  [S]
  (b) Holders
  The number of shareholders of record of common shares at December 31, 2000 was 471.
  [S]
  (c) Dividends
  The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York Insurance Department, no New York domestic property/ casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of
  (1) 10% of surplus to policyholders as shown by its last statutory annual statement or (2) one hundred percent of adjusted net investment income during such period. At December 31, 2000, $4,670,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.

  Item 6.         Selected Financial Data
  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this
  Report:

                                                  Year ended December 31,
                                 2000         1999         1998         1997         1996
                                         (In thousands, except per share amounts)
Total Revenues                 $ 42,303      $55,662     $ 92,070     $102,624     $120,790

Net (Loss)/Income (a)          $(30,800)     $(3,731)    $    504     $    (83)    $  2,634

Basic and Diluted
(Loss)/Earnings Per share:
(Loss)/Income(a)               $  (4.35)     $ (0.53)    $   0.07     $  (0.01)    $   0.37

Item 6. Selected Financial Data, continued
  a) Net (loss) income includes net securities (losses)/gains net of applicable tax, as follows (in thousands, except per share amounts):
                                (Losses)/Gains            Per Share
         2000                   $   (213)                  $(0.03)
         1999                     (1,084)                   (0.15)
         1998                      3,951                     0.56
         1997                       (125)                   (0.02)
         1996                        735                     0.10

  [S]

                                                     At  December 31,
                             2000         1999         1998         1997         1996
                                                      (In thousands)
Total assets               $372,284     $486,020     $605,704     $640,249     $653,730
Invested assets             163,873      205,246      234,039      271,736      272,992

Surplus note:
   Face value                 7,000        7,000        7,000        7,000        7,000
   Accrued Interest           9,486        8,851        8,300        7,710        7,115
Common Shareholders'
   Equity(a)                 43,791       71,716       78,200       78,164       75,658

[S]

                                              For the years ended December 31,
                             2000         1999         1998         1997         1996
GAAP Combined Ratio(b)       193.1%       139.9%       129.4%       119.3%       114.1%
SAP Combined Ratio (b)       192.3%       145.2%       134.4%       118.6%       107.5%
Industry SAP Combined
  Ratio (c)                    N/A        108.1%        106.0%       101.6%       105.8%
Premium to Surplus
  Ratio (d)                    0.5x         0.5X         0.8X         1.1X         1.4X

  [FN]

  (a) Includes unrealized appreciation of approximately $0.6 million in 2000, $0.5 million in 1998 and $0.9 million in 1997 and unrealized depreciation of approximately $2.3 million in 1999 and $1.7 million 1996, all net of tax, on investments classified as available for sale.
  (b) For 1998, the difference in the accounting treatment for curtailment gains relating to the defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For 1996, a change in the statutory accounting treatment for retrospectively rated reinsurance agreements was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. Additionally, for all years presented, the difference relates to the accounting for certain costs, which are treated differently under SAP and GAAP. For further information about the Company's Combined Ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
  (c) Source:  Best's Aggregates & Averages,
  Property/Casualty, 2000 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.
  (d) Premium to Surplus Ratio was calculated by dividing annual statutory net premiums written by statutory surplus at the end of the year.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  The purpose of this section is to discuss and analyze the Company's financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and related notes which appear elsewhere in this Report.

  Liquidity and Capital Resources

  In 2000 and 1999, net cash was used for operations as a result of a decrease in premiums written and the payment of claims. As discussed above, it is currently anticipated the Company's premiums will continue to decline while the Company runs off its claims liabilities. This is expected to result in a continued net use of the Company's cash for operations over the next several years.

  At December 31, 2000 and 1999 the yield of the Company's fixed maturities portfolio was 6.4% and 6.5%, respectively, with an average maturity of 2.2 years and 2.6 years for 2000 and 1999, respectively. Additionally, the Company maintains a diversified investment portfolio of securities, of which at December 31, 2000, approximately 66% of the fixed maturities portfolio was invested in issues of the U.S. Treasury and its governmental agencies with the remainder primarily invested in investment grade corporate and industrial issues.

  The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income, maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During 2000 and 1999, the Company sold certain securities at a net realized capital loss to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

  Results of Operations

  Net earned premium revenues of the Company were $30.9 million, $42.4 million and $67.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. While earned premiums declined in almost all lines of business during 2000 and 1999, the most significant reductions during 2000 were in assigned risk automobile ($4.4 million) and voluntary private passenger automobile ($4.4 million), and during 1999 were in assigned risk automobile ($7.3 million), voluntary private passenger automobile ($8.1 million) and commercial package policies ($3.7 million). Effective January 1, 2000, all policy renewal obligations for assigned risk contracts were assigned to another insurance company. However, the Company remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Company's decision in 1999 to no longer accept new policies from those agents who historically have had poor underwriting results. The Company's termination of certain unprofitable agents also adversely affected premium volume in other lines of business.

  During the fourth quarter of 2000, the Group announced that it would no longer accept any new private passenger automobile policies from any agents. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If this book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Group also announced that all statutory automobile policies (public livery vehicles) would be non-renewed effective March 1, 2001, due to poor underwriting results.

  On March 1, 2001, the Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it has filed plans of orderly withdrawal with the New York Insurance Department as required. Existing commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

  The NAIC has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the New York Insurance Department ("the Department"). The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and its parent had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2000.

  In 2001, the Department completed its fieldwork for its triennial examination of the statutory-basis financial statements of the Company and its parent as of December 31, 1999 but has not as yet issued its report. However, the Department has verbally informed the Company that its estimate of the Company's required loss and loss adjustment expense reserves as of December 31, 1999 was higher than the amount recorded by the Company. The Department's estimate of loss and loss adjustment expense reserves for accident years 1999 and prior is approximately $15,000,000 higher than the Company's recorded reserves for such accident years as of December 31, 2000. The Company and its parent are currently discussing the results of the Department's reserve study with them, and are working to reconcile the differences between the two estimates. Based on the Company's and its parent's recent discussions with the Department, and their decision to file plans of orderly withdrawal from all lines of business, as previously described, the Company believes that no material adverse action will be taken by the Department at this time. However, no assurance can be given that the Company and its parent will not be required to increase their reserves or that the Department will not take materially adverse regulatory action in the future.

  The Group is currently exploring its options for the future. Assuming the Tower Agreement is consummated, the Group will only have renewal obligations for remaining personal lines insurance (primarily automobile) not replaced by Tower, the remaining policy term of all existing policies and a claim run-off operation. The Group may commence new property and casualty insurance operations if a new business model with an acceptable expense structure can be developed, enter into a joint venture with another property and casualty insurance operation, explore entering the claim services business or commence a liquidation. There may be other options that the Company will explore, but no assurance can be given at this time as to what the ultimate plan will be.


The Company's combined ratios as determined under GAAP and SAP were as follows:
                                  Years Ended December 31,
				  2000             1999              1998
      GAAP               193.1%           139.9%            129.4%
      SAP                192.3%           145.2%            134.4%

  [S]
  The Company's combined ratios increased in 2000 primarily due to unfavorable loss reserve development from prior accident years, increased loss adjustment expenses for newly outsourced claims and adverse development in loss adjustment expenses.
  In addition, these ratios increased due to reduced service fees, higher 2000 accident year loss ratios, higher severance costs and overhead costs which, although lower, have not declined commensurate with the reduced premium volume. The Company's combined ratios increased in 1999 primarily due to the reduction in premium volume at a rate greater than the reduction in net underwriting and other costs. In addition, in 1999, the expense ratios were adversely affected by the reduction in service fees, increased expenditures related to the installation of new information systems, providing Internet access to agents and severance costs. Included in the Company's results for 2000, 1999 and 1998 were $15.9 million $6.0 million and $12.9 million respectively, for increases in estimated losses and loss adjustment expenses for prior accident years.

  During 2000, the Company experienced unfavorable development principally in the 1996 through 1999 accident years in the private passenger automobile line ($2.8 million), the commercial automobile line ($1.9 million), the assigned risk automobile line ($1.4 million) and the commercial package policies line ($4.5 million). In addition, the Company increased its estimate for loss adjustment expenses by $3.3 million as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group has outsourced almost two-thirds of its claims. Currently, the Group is primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company has also increased its reserve estimate for claims handled internally.

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

  During 1998, the Company reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. Additionally, during 1998, the Group reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised. Accordingly, reserves were strengthened by $3.9 million for workers' compensation, $4.2 million for commercial automobile and $4.2 million for other commercial liability lines of business.

  As a consequence of its reserve increases, the Company has reduced premiums and pre-tax profits to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements. Such amounts totaled $1.4 million, $1.4 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has not entered into retrospectively rated reinsurance agreements after 1995.

  For all lines of property and casualty insurance business, the Company employs a variety of standard actuarial ultimate loss projection techniques, statistical analyses and case-basis evaluations to estimate its liability for unpaid losses. The actuarial projections include an extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. These estimates are performed quarterly and consider any changes in trends and actual loss experience.
   Any resulting change in the estimate of the liability for unpaid losses, including those discussed above, is reflected in current year earnings during the quarter the change in estimate is identified.

  The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or are affected by future conditions, reserving for property and casualty claims is a complex and uncertain process requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised. While the effect of any such changes in estimates could be material to future results of operations, the Company does not expect such changes to have a material effect on its liquidity or financial condition.

  In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

  Investment income has decreased by approximately $1.0 million or 8.2% in 2000 and decreased by approximately $2.1 million, or 14.2% in 1999, primarily as a result of lower invested assets due to claim payments and a decrease in premiums written. During 2000 and 1999, the Company had realized capital losses of $0.2 million and $1.7 million, respectively, principally due to the sale of fixed maturities to satisfy operating cash needs. During 1998, the Company recorded $6.1 million in realized capital gains principally on the sale of fixed maturities, primarily U.S. Treasury Notes.

  The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected a decrease of $3.1 million or 16.4% in 2000 and approximately $2.2 million or 10.5% in 1999. The decrease in both 2000 and 1999 primarily related to the decline in premium revenue coupled with a reduction in operating expenses. 1998 included increased expenses relating to the move of the Company's executive and administrative offices to Brooklyn, New York and higher underwriting costs offset in part by a $2.0 million pension curtailment gain.

  Due to the uncertainty of future taxable income necessary for realization of the deferred tax asset, a valuation allowance has been provided as of December 31, 2000 on the total amount of the deferred tax asset.

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

  Cautionary Statement for Forward-Looking Information

  Statements included in this Report may contain forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, consummation of the Tower Agreement, the ability to attract and retain key personnel, adverse selection through renewals of the Group's policies, the Group's ability to develop an alternative business model and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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

  The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 77.1% of the Company's total investment portfolio at December 31, 2000. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 2.2 years at December 31, 2000. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 1999, fixed income securities comprised approximately 80% of the Company's investment portfolio and had an estimated weighted average remaining life of 2.6 years. A portion of the Company's invested assets represent an investment in a limited partnership which invests principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company manages the investment portfolio to preserve principal, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return. In addition, the Company considers the duration of its insurance reserves in comparison with that of its investments.

  The following table provides information about the Company's fixed income securities.  The table presents principal cash flows by expected maturity dates.
Expected Maturity Date
                                    2001    2002     2003     2004     2005     Thereafter   Total    Fair Value
                                                   (Dollars in thousands)
Rate Sensitive Assets:
Available for Sale Fixed
   Income Securities:
U.S. Government                   $30,494  $44,425  $   328       -         -    $10,266    $85,513   $85,513
 Weighted Average Interest Rate      5.58%    6.38%    7.88%      -         -       6.80%        -         -
Other Fixed Maturities:
Rated Investment Grade            $ 3,558  $ 3,291  $10,202  $10,500   $12,724   $    -     $40,275   $40,275
  Weighted Average Interest Rate     6.87%    6.61%    6.72%    6.69%     6.80%       -          -         -
Rated Less Than Investment
 Grade/Not Rated                       -        -        -   $    50   $    25        -     $    75   $    75
 Weighted Average Interest Rate        -        -        -      5.50%     5.50%       -          -         -

Held to Maturity Fixed Income
  Securities:
U.S. Government                        -        -   $   483        -         -        -     $   483   $   483
 Weighted Average Interest Rate        -        -      6.38%       -         -        -          -         -

[S]
  Item 8.   Financial Statements and Supplementary Data

 See page F1.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  NONE

  PART III
  Item 10. Directors and Executive Officers of the Registrant Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 14 members divided into three classes: Class I, Class II and Class III. Class I and Class III consists of five directors and Class II consists of four directors. Robert V. Toppi resigned from the Boards of the Group in September 2000 and was replaced by H.E. Scruggs, Jr. in September 2000. Carmen M. Rivera resigned from the Boards of the Group in January 2001 and was replaced by Rocco
  J. Nittoli in March 2001. Christopher J. Gruttemeyer was made a Class III director of the Group in March 2001. One class of directors is elected in each year for a three-year term. All of the directors of the Company are also directors of Empire and Centurion.

Name, Age and Position              Principal Occupation, Office
     with Company                      and Term of Office

H. E.  Scruggs, Jr., 44,            Principal Occupation - President, and Chief Executive
Director, President and Chief       Officer of the Company and Empire since
Executive Officer                   September 2000.  Chairman and Chief Executive Officer
                                    of American Investment Bank, a Leucadia subsidiary,
                                    since 1997 and Vice President of Leucadia since March
                                    2000; Director of MK Gold Company ("MK Gold") (an
                                    international precious metals mining company) since
                                    March 2001. Member of the Utah Bar; Previously Vice
                                    President of American Investment Bank from June 1995
                                    to February 1997; Professor of political science at
                                    Brigham Young University from 1991 to 1995; Chief of
                                    Staff to the Governor of Utah from 1985 to 1991.
                                    Class II Director since September 2000; current term
                                    expires 2001.

Martin B. Bernstein, 67,            Principal Occupation - President and
Director                            Director of Ponderosa Fibres of America, Inc.
                                    (a pulp manufacturer for paper producers).
                                    Class II Director since February 1988; current term
                                    expires 2001.

Ian M. Cumming, 60,                 Principal Occupation - Presently and since June 1978,
Director                            Chairman of the Board and a Director of Leucadia.
                                    Director of Skywest, Inc. (a Utah-based
                                    regional air carrier) since June 1986.
                                    Director of MK Gold since June 1995.
                                    Director of HomeFed Corporation ("HomeFed"),
                                    (a California real estate developer) since May 1999.
                                    Class I Director since February 1988; current
                                    term expires 2003.

James E. Jordan, 57,                Principal Occupation - Private Investor.
Director                            Previously, President of  The William Penn Corporation
                                    from 1986 until 1997. Director of First Eagle SoGen
                                    Mutual Funds and JZ Equity Partners PLC (a British
                                    investment trust company).
                                    Class III Director since 1997; current term
                                    expires 2002.

Thomas E. Mara, 55,                 Principal Occupation - Presently and
Director                            since May 1980, Executive Vice President of Leucadia
                                    and Treasurer of Leucadia since January 1993.
                                    Class I Director since October 1994; current
                                    term expires 2003.




Name, Age and Position              Principal Occupation, Office
   with Company                      and Term of Office

Louis V. Siracusano, 54,            Principal Occupation - Attorney with
Director                            McKenna, Fehringer, Siracusano &
                                    Chianese (a law firm) for over eight years.
                                    Class II Director since 1985; current term
                                    expires 2001.

Joseph A. Orlando, 45,              Principal Occupation - Chief Financial Officer
Director                            of Leucadia since April 1996 and Vice President
                                    of Leucadia since January 1994.
                                    Class III Director  since 1998; current term
                                    expires 2002.

Joseph S. Steinberg, 57,            Principal Occupation - President of Leucadia
Director, Chairman of the Board     since January 1979 and Director of Leucadia since
                                    December 1978.  Director of MK Gold since June
                                    1995. Director of Jordan Industries, Inc., (a
                                    holding company principally engaged in
                                    manufacturing) since June 1988.  Director of
                                    HomeFed  since August 1998.
                                    Class I Director since February 1988;
                                    current term expires 2003.

Daniel G. Stewart, 82,              Principal Occupation - Independent
Director                            consulting actuary. Previously, Senior Vice
                                    President of Mutual Benefit Life Insurance
                                    Company from 1985 to November 1991.
                                    Class I Director since 1980; current term
                                    expires 2003.

Lucius Theus, 78,                   Principal Occupation - President, The U.S.
Director                            Associates (consultants in civic affairs, human
                                    resources and business management) since 1989.
                                    Principal and Director of the Wellness Group, Inc.
                                    (a provider of health promotion programs) since 1989
                                    Corporate Director, Civic Affairs of Allied
                                    Corporation (a diversified industrial company) since
                                    1979.
                                    Class II Director since 1980; current term
                                    expires 2001.

Rocco J. Nittoli, 42,               Principal Occupation -Chief Operating Officer
Director, Chief Operating           of the Company and Empire since February 2001,
Officer                             Senior Vice President & Chief Information Officer of
                                    the Company and Empire from January 2000 to February 2001.
                                    Vice President and Controller from September 1997 to
                                    January 2000.  Previously, Controller of Aegis Insurance
                                    Services, Inc. from October 1995 to September 1997.
                                    Class I Director since March 2001, current term
                                    expires 2003.

Harry H. Wise, 62	                  Principal Occupation - President and
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






Name, Age and Position              Principal Occupation, Office
   with Company                      and Term of Office

Francis M. Colalucci, 56,           Principal Occupation - Executive Vice President,
Director, Executive Vice            Chief Financial Officer and Treasurer of the
President, Chief Financial          Company and Empire since March 1999.
Officer and Treasurer               Senior Vice President, Chief Financial Officer and
                                    Treasurer since January 1996.  Previously, Vice
                                    President & Corporate Treasurer of Continental
                                    Corporation (an insurance holding Company) from 1991
                                    to January 1996.
                                    Class III Director since October 1996; Current term
                                    expires in 2002.

Christopher J. Gruttemeyer, 35,     Principal Occupation - Vice President for the Company
Director, Vice President            and Empire since December 2000.  Assistant Vice President
                                    from September 1999 to December 2000.  Senior Financial
                                    Analyst from December 1996 to September 1999. Internal
                                    Auditor from September 1994 to December 1996. Previously,
                                    Senior Accountant at Campos & Stratis, (a public accounting firm) from March 1991 to September 1994.
                                    Class III Director since March 2001; current term
                                    expires in 2002.

Robert F. Boyle, 47,                Principal Occupation - Senior Vice President, Mid-Market
Senior Vice President               Division of the Company and Empire since March 1998. Vice
                                    President, Underwriting from January 1997 to March 1998.
                                    Previously,  Northeast Regional Commercial Underwriting
                                    Manager at Allstate Insurance Company from March 1988 to
                                    January 1997.

Edward A. Hayes, 49,                Principal Occupation - Senior Vice President,
Senior Vice President               Claims for the Company and Empire since November 1999.
                                    Previously, attorney with Hawkins, Feretic, Daly, Maroney &
                                    Hayes (a law firm) from May 1997 to November 1999.  Vice
                                    President at Travelers Property Casualty Corporation from
                                    February 1996 to May 1997. Attorney of  Record and Managing
                                    Attorney of Aetna Casualty & Surety Company's Staff Counsel
                                    Office in New York City from July 1988 to February 1996.






Item 11.	Executive Compensation


Summary Compensation Table
  The following table sets forth certain compensation information for H.E. Scruggs, Jr. currently the President and Chief Executive Officer ("CEO") of the Company and Robert V.
  Toppi who was previously President and CEO of the Company, the only executive officers whose compensation paid, or accrued for, under the pooling arrangement exceeded $100,000 for the years ended December 31, 2000, 1999 and 1998.

                                                   Summary Compensation Table
                                                                       All Other
                                             Annual Compensation     Compensation
Name and Principal
  Position                                   Salary      Bonus
                       Year                    $           $               $
H. E. Scruggs, Jr.     2000                  (a)         (a)              (a)
President  & CEO

Robert V. Toppi        2000                  (a)         (a)              (a)
President  & CEO       1999                  (a)         (a)              (a)
                       1998                  (a)         (a)              (a)

[S]
[FN]

  (a) Mr. Scruggs and Mr. Toppi received no compensation from the Company. Messrs. Scruggs and Toppi are compensated directly by Leucadia.

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

  In 2000, Mr. Toppi retired as Director, President and CEO of the Company and the Group. He was succeeded by Mr. Scruggs who is President and CEO and a Director.

  In 1998, Mr. Richard G. Petitt retired as Director, Chairman of the Board, President and CEO of the Company and the Group. He was succeeded by Mr. Toppi as President and CEO and a Director. Mr. Steinberg succeeded Mr. Petitt as Chairman of the Board.

  Pension Plan
  Effective January 1, 1999, Empire adopted a non-contributory defined contribution plan (the "Plan"). The contributions, ranging from 2% - 16% of employees' current pension eligible compensation, are based on the age and service of the employee. These contributions accumulate for participants on a tax-deferred basis. Participants direct the investment of their contributions to their accounts. Empire contributed $682,000 and $1,145,000 to the Plan in 2000 and 1999,
  respectively. In accordance with the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Plan.

  Prior to January 1, 1999, pensions for officers and employees of the Company were provided under a non-contributory defined benefit pension plan ("prior pension plan"). Any employee was eligible for membership in the plan on January 1st or July 1st of any plan year after which they had completed one full year of service, consisting of a minimum of 1000 credited hours with Empire, provided they had attained the age of 21 years by or before such date. Members of the prior plan received a basic pension if they worked until their normal retirement date, which was the last day of the month in which they attained 65 years of age with 5 years of, credited service. Any member in the active employ of Empire may have elected early retirement between 55 and 65. A member electing early retirement must have had at least 10 years of service. A monthly average of total compensation received over the highest 5 consecutive plan or calendar years before retirement was taken to compute benefits as follows:

  1.30% of the first $833 per month of average pay, plus
  1.75% of average pay over $833 per month.

  The sum of these two credits was multiplied by the years of credited service. The basic benefit amounts listed in the table below were not subject to any deduction for Social Security benefits or other offset amounts. The maximum benefit payable under the prior pension plan was $96,400 per year. Benefits accrued under the prior pension plan were frozen as of December 31, 1998. The prior pension plan was merged with the Leucadia pension plan effective January 1, 1999.

  As a result of the curtailment of the pension benefits in 1998, the Group recognized a gain of $6,548,000. In accordance with the pooling agreement, the Company's share of the curtailment gain was 30%.

  The amounts set forth in the following table show estimated annual benefits upon retirement to which the Company
  contributed 30% of such cost through the pooling agreement.
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

     [S]

  Salary Cap Restoration Plan

  In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire provided these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the prior pension plan, of the officer's highest five year average compensation (not to exceed $320,000, adjusted for the cost-of-living) at retirement and the current Internal Revenue Service maximum compensation limit of $160,000. The SCRP was an unfunded plan. Along with the prior pension plan, the benefits under SCRP were curtailed as of December 31, 1998.

  Employees' Savings Plan

  Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of his or her annual compensation, subject to limitations. Empire contributes a matching amount, subject to certain limits. Empire matches contributions equal to 50% of an employee's contributions up to a maximum of 3% of the employee's salary. Empire's contributions to the Savings Plan were, $294,000, $452,000 and $420,000 in 2000, 1999 and 1998,
  respectively. Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

  Item 12. Security Ownership of Certain Beneficial Owners and
  Management

  Security Ownership of Certain Beneficial Owners

  The following table sets forth information as of March 19, 2001 as to the Common Shares of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common Shares.

           Name and                       Amount and
           Address of                     Nature of
           Beneficial                     Beneficial                    Percent of
           Owner                          Ownership                       Class
          Empire Insurance Company        5,987,401 Common              84.6%
          335 Adams Street                Shares owned of
          Brooklyn, N.Y.  11201           record

          Baldwin Enterprises, Inc.       471,407 Common                 6.7%
          529 East South Temple           Shares owned of
          Salt Lake City, Utah 84102      record

[S]


  As discussed in Item 1, "Business", Leucadia (and certain of its wholly-owned subsidiaries) may be deemed a parent of Empire and therefore of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire.

  Security Ownership of Management

  The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by each director and by all directors and officers of the Company as a group as of March
  19, 2001.

  Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

Name of Beneficial         Amount and Nature of          Percent of
  Owner                    Beneficial Ownership
  Class
Martin B. Bernstein                     -                     -
Robert F. Boyle                         -                     -
Francis M. Colalucci                    -                     -
Ian M. Cumming (1)                      -                     -
Christopher J. Gruttemeyer              -                     -
  Edward A. Hayes                       -                     -
  James E. Jordan                       -                     -
  Thomas E. Mara                        -                     -
  Rocco J. Nittoli                      -                     -
  Joseph A. Orlando                     -                     -
  H.E. Scruggs, Jr.                     -                     -
  Louis V. Siracusano                   -                     -
  Joseph S. Steinberg (1)               -                     -
  Daniel G. Stewart                     -                     -
  Lucius Theus                          -                     -
  Harry H. Wise                         -                     -
  Directors and Executive
  Officers as a group                   -                     -
  (22 persons) (2)

  (1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of common stock of the Company, by virtue of their respective interest of approximately 18.2% and 16.7% in Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of common stock of the Company beneficially owned by Leucadia through its subsidiaries, Empire and Baldwin Enterprises, Inc.

  (2) Aside from the beneficial ownership described in Note 1 to this table, five directors and two officers beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.

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

                                 PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K
  (a) Financial Statements and Schedule.

  1. The following Financial Statements of Allcity Insurance Company are included in Item 8:
          Report of Independent Accountants
          Consolidated Balance Sheets as of December 31, 2000
           and 1999
          Consolidated Statements of Operations for the years
           ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Changes in Shareholders'
           Equity for the years ended
          December 31, 2000, 1999 and 1998
          Consolidated Statements of Cash Flows for the years
           ended December 31, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements

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

  Schedule VI - Supplemental Insurance Information Concerning
  Property/Casualty Insurance Operations for the years ended December 31, 2000, 1999 and 1998.

  3. The exhibits required by Item 601 of Regulation S-K have been filed herewith, see attached Exhibit
  Index.

  (b) Reports on Form 8-K.

  The Company filed a current report on Form 8-K dated December
  20, 2000, which sets forth information under Item 5.  Other
  Events. and Item 7.  Financial Statements and Exhibits.

  (c) Exhibits Required by Item 601 of Regulation S-K.
      See attached Exhibit Index.

  (d) Financial Statements Required by Regulation S-X.
      See Item 14(a).

  Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ALLCITY INSURANCE COMPANY

  April 2, 2001                 By:  /s/ Francis M. Colalucci
                                         Francis M. Colalucci
                                         Director, Executive Vice
                                         President, CFO and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.


  /s/ H. E. Scruggs, Jr.              /s/ Francis  M. Colalucci

  H. E. Scruggs, Jr.                  Francis M. Colalucci
  Director, President & C.E.O.        Director, Executive Vice
  President,                          C.F.O. and Treasurer

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


  /s/ Louis V. Siracusano             /s/ Harry H. Wise

  Louis V. Siracusano                 Harry H. Wise
  Director                            Director


  /s/ Daniel G. Stewart               /s/ Thomas E. Mara
  Daniel G. Stewart                   Thomas E. Mara
  Director                            Director


  /s/ Ian M. Cumming                  /s/ James E. Jordan
  Ian M. Cumming                      James E. Jordan
  Director                            Director


  /s/ Lucius Theus                    /s/ Rocco J. Nittoli
  Lucius Theus                        Rocco J. Nittoli
  Director                            Director, Chief Operating
  Officer


  /s/ Joseph A. Orlando               /s/ Christopher J. Gruttemeyer
  Joseph A. Orlando                       Christopher J. Gruttemeyer
  Director                                Director, Vice President

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

  [S]
  Exhibit Number          Description of Document
  [S]
         3                Corporate charter, as amended, and by-laws,
                          as amended, of the Company (incorporated by reference to Exhibit 3 of the Company's Annual
                          Report on Form 10-K for the year ended December
                          31, 1994).
         10(a)            Pooling Agreement, as amended through March
                          31, 1992 between Empire and the Company
                          (incorporated by reference to Exhibit 10(a)-20 of the Company's Form 8 Amendment No. 1 of its
                          Annual Report on Form 10-K for the year ended
                          December 31, 1981).

         10(b) Centurion Agreement, made effective as of August 21, 1987 by and between Empire and the Company, and Centurion (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

         10(c)            Empire Mutual Executive Deferred
                          Compensation Plan dated November 17, 1987
                          (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

         10(d) Empire Mutual Insurance Company Supplemental Retirement Plan dated November 17, 1987
                          (incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

       [S]
  Exhibit Number          Description of Document
       [S]
          10(e)           Tax Allocation Agreement dated February 28,
                          1989 among the Company, PHLCORP, Inc., Empire,
                          Centurion, Empire Livery Services, Inc.,
                          Executroll Services Corporation, and Empall
                          Agency Incorporated. (incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December
                          31, 1988).

        10(f) Empire Insurance Company Salary Cap Restoration Plan dated May 26, 1994 (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the December 31,
                          1994).

        10(g) Quota Share Reinsurance Agreement between Empire Insurance Company and Centurion Insurance Company (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10(h) Lease agreement dated June 27, 1996 between Empire Insurance Company and Brooklyn Renaissance Plaza L.L.C., as Landlord, BRPII L.L.C as sub-landlord (incorporated by reference to Exhibit 10(a) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

        10(i) Sublease agreement dated November 9, 2000 between Empire Insurance Company and The
                          New York City School Construction Authority.*

        10(j) Transfer Agreement dated February 28, 2001 between Empire Insurance Company, Allcity Insurance Company, Centurion Insurance Company and Tower Risk Management Corporation and Tower Insurance Company of New York.*

ITEM 8.  Financial Statements and Supplementary Data             Page
The following financial information is submitted herein:

Report of Independent Accountants                                  F2
Consolidated Balance Sheets as of December 31, 2000 and 1999       F3
Consolidated Statements of Operations for the years
      ended December 31, 2000, 1999 and 1998                       F4
Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2000, 1999 and 1998         F5
Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                             F6
Notes to Consolidated Financial Statements                     F7-F25

Financial Statement Schedule:

Schedule VI- Supplemental Insurance Information
Concerning Property/Casualty Insurance Operations for the
      years ended December 31, 2000, 1999 and 1998                F26








- -F1-

  REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareholders
  Of Allcity Insurance Company:

  In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Allcity Insurance Company and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


  PricewaterhouseCoopers LLP
  New York, New York
  March 30, 2001








  -F2-

  CONSOLIDATED BALANCE SHEETS
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY
  (In thousands, except share and per share amounts)
                                                    December   31,
   ASSETS                                              2000       1999
     Investments:
      Fixed maturities
          Available for sale (amortized cost of
        $118,833 in 2000 and $167,294 in 1999)         $119,029   $163,495
        Held to maturity (fair value
        of $483 in 2000 and $476 in 1999)                   486        492
      Equity securities available for sale                  375        255
      Short-term                                          6,834      7,129
      Other invested assets                              37,149     33,875
          TOTAL INVESTMENTS                             163,873    205,246

     Cash                                                    77        644
     Agents' balances, less allowance for
       doubtful accounts ($1,770 in 2000 and
       $1,812 in 1999)                                    5,773      6,115
     Accrued investment income                            2,329      3,041
     Reinsurance balances receivable                    174,629    230,193
     Prepaid reinsurance premiums                        17,748     22,282
     Deferred policy acquisition costs                    3,035      3,415
     Deferred tax benefit                                     -     14,438
     Other assets                                         4,820      5,146
                                      TOTAL ASSETS     $372,284   $490,520
   LIABILITIES
     Unpaid losses                                     $239,051   $307,075
     Unpaid loss adjustment expenses                     29,455     34,861
     Unearned premiums                                   32,622     38,927
     Due to affiliates                                      649     11,976
     Reinsurance balances payable                         1,505        717
     Other liabilities                                    8,725      9,397
     Surplus note                                        16,486     15,851
                                      TOTAL LIABILITIES 328,493    418,804
   SHAREHOLDERS' EQUITY
     Common stock, $1 par value: 7,368,420
       shares authorized; 7,078,625 shares issued
       and outstanding in 2000 and 1999                   7,079      7,079
     Additional paid-in capital                           9,331      9,331
     Accumulated other comprehensive income/(loss)
       net of deferred tax/(benefit) of $0 and
       $(1,240) in 2000 and 1999, respectively              571     (2,304)
     Retained earnings                                   26,810     57,610
                       TOTAL SHAREHOLDERS' EQUITY        43,791     71,716
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $372,284   $490,520
  See Notes to Consolidated Financial Statements.

          -F3-

       CONSOLIDATED STATEMENTS OF OPERATIONS
       ALLCITY INSURANCE COMPANY AND SUBSIDIARY
       (In thousands, except share
       and per share amounts)


                                             Years  Ended December  31,
                                              2000      1999     1998
  REVENUES

     Premiums earned                         $30,855   $42,448   $67,512
     Net investment income                    11,443    12,466    14,523
     Service fee income                           -      2,032     3,389
     Net securities (losses)/gains              (213)   (1,668)    6,079
     Other income                                218       384       567
                                              42,303    55,662    92,070

  LOSSES AND EXPENSES
     Losses                                   31,760    33,597    62,282
     Loss adjustment expenses                 12,047     8,941     7,307
     Other underwriting expenses, less
       deferrals of $7,413 in 2000, $7,398
       in 1999 and $11,697 in 1998             8,009     9,547     7,705
     Amortization of deferred policy
       acquisition costs                       7,793     9,348    13,411
     Interest on surplus note                    634       551       591
                                              60,243    61,984    91,296

  (LOSS)/INCOME BEFORE FEDERAL INCOME TAXES  (17,940)   (6,322)      774

  FEDERAL INCOME TAXES
      Current expense/(benefit)                 (338)   (   49)   (1,031)
      Deferred expense                        13,198    (2,542)    1,301
                                              12,860    (2,591)      270

               NET (LOSS)/INCOME            $(30,800)  $(3,731)  $   504
  Per share data, based on 7,078,625
     average shares outstanding in 2000,
     1999 and 1998
  BASIC AND DILUTED(LOSS)/EARNINGS PER SHARE  $(4.35)  $ (0.53)  $  0.07

 See Notes to Consolidated Financial Statements.


                                           -F4

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY
  For the years ended December 31, 2000, 1999 and 1998
  (In thousands)
                                       SHAREHOLDERS' EQUITY

                                                           Accumulated           Total
                                             Additional         Other            Share-
                            Common Stock    Paid-In   Comprehensive  Retained          holders'
                             Shares    Amount  Capital     (Loss)/Income  Earnings       Equity_

  Balance as of January 1, 1998                7,079          7,079      9,331         917     60,837      78,164
  Comprehensive Income:
    Net income for the year                                                                       504         504
    Unrealized holding gains arising during
    the period (net of deferred tax of $767)                                         1,425                  1,425
    Less reclassification of net securities
    gains included in net income (net of
    deferred tax of $1,019)                                                         (1,893)                (1,893)
      Comprehensive Income                                                                                     36


  Balance as of December 31, 1998              7,079          7,079      9,331         449     61,341      78,200

  Comprehensive Loss:
    Net loss for the year                                                                      (3,731)     (3,731)
    Unrealized holding losses arising during
    the period (net of deferred benefit of
      $1,803)                                                                        (3,349)               (3,349)
    Less reclassification of net securities
    losses included in net loss (net of
    deferred benefit of $321)                                                           596                   596
      Comprehensive Loss                                                                                   (6,484)

  Balance as of December 31, 1999              7,079         $7,079      $9,331     $(2,304)  $57,610     $71,716

  Comprehensive Loss:
    Net loss for the year                                                                     (30,800)    (30,800)
    Unrealized holding gains arising during
    the period (net of deferred tax of
    $1,240)                                                                           1,776                 1,776
    Less reclassification of net securities
    losses included in net loss (net of
    deferred tax of $0)                                                               1,099                 1,099
      Comprehensive Loss                                                                                  (27,925)

  Balance as of December 31, 2000              7,079         $7,079      $9,331      $  571   $26,810     $43,791

  See Notes to Consolidated Financial Statements

     F5

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY
  (In thousands)
                                                          Years  Ended December 31,
                                                        2000        1999        1998
  NET CASH FLOWS FROM OPERATING ACTIVITIES
   Net(loss)/income                                  $(30,800)  $  (3,731) $     504
    Adjustments to reconcile net (loss)/income
      to net cash used for operating
      activities:
        Provision for deferred tax expense             13,198      (2,542)     1,301
        Amortization of deferred policy
         acquisition costs                              7,793       9,348     13,411
        Provision for doubtful accounts                   (42)         (5)       256
        Net securities losses/(gains)                     213       1,668     (6,079)
        Policy acquisition costs incurred
          and deferred                                 (7,413)     (7,398)   (11,697)
        Net change in:
          Agents' balances                                384       3,905      2,838
          Reinsurance balances receivable              55,564      65,801    (22,714)
          Prepaid reinsurance premiums                  4,534      15,409     17,383
          Unpaid losses and loss adjustment
            expenses                                  (73,430)    (92,296)    16,706
          Unearned premiums                            (6,305)    (25,045)   (26,835)
          Due (from)and to affiliates                 (11,327)     15,674    (18,125)
          Reinsurance balances payable                    788        (168)    (3,940)
          Other, net                                    1,755      (2,000)    (7,867)
   NET CASH USED FOR OPERATING ACTIVITIES             (45,088)    (21,380)   (44,858)

  NET CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of fixed maturities               (23,245)   (186,831)  (246,375)
        Net change in other invested assets            (3,274)     (2,429)   (31,446)
        Proceeds from sale of fixed maturities         67,560     181,863    323,177
        Proceeds from maturities of fixed
          maturities                                    3,185      15,974     15,466
        Net change in short-term investments              295      13,057    (18,437)
    NET CASH PROVIDED BY INVESTING ACTIVITIES          44,521      21,634     42,385

          NET (DECREASE)/INCREASE IN CASH                (567)        254     (2,473)
                Cash at beginning of year                 644         390      2,863
                      Cash at the end of year        $     77   $     644 $      390
       Cash paid for federal income taxes            $ 1,583    $   2,872 $    2,242
  See Notes to Consolidated Financial Statements.

     F6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 1-ORGANIZATION

  Allcity Insurance Company ("Allcity" or the "Company") is a property and casualty insurer and includes the results of its subsidiary, Empall Agency, Inc. ("Empall"). Empire Insurance Company ("Empire"), a property and casualty insurer owns approximately 84.6% of the outstanding common shares of the Company and 100% of the outstanding common shares of Centurion Insurance Company ("Centurion"). Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.7% of the outstanding common shares of the Company. The Company, Empire and Centurion are sometimes hereinafter collectively referred to as the Group.

  The property and casualty insurance business written by Empire and Allcity is subject to a pooling agreement under which premiums, losses, loss adjustment expenses and other underwriting expenses, net of reinsurance, are shared on the basis of 70% to Empire and 30% to Allcity. The pooling percentages have been changed from time to time and may be changed in the future subject to New York Insurance Department approval. Allcity has no employees of its own. Empire provides administrative services and 30% of the related expenses are allocated to Allcity.

  Historically, the Group has specialized in commercial and personal property and casualty insurance business primarily in the New York metropolitan area. The Group has offered insurance products for vehicles (including medallion and radio-controlled livery vehicles), general liability coverage, property coverage (including mercantile and multi-family residential real estate) and workers' compensation to commercial accounts and private passenger automobile and homeowners products to individuals. The business of the Group is organized into three divisions: the Small Business Division, the Personal Lines Division and the Mid-Market Division. Each of these divisions has separate management teams responsible for all underwriting decisions within their divisions with the Small Business Division focusing on commercial package products for small businesses; the Personal Lines Division focusing on personal automobile and homeowners insurance; and the Mid-Market Division focusing on commercial automobile, commercial package and workers' compensation insurance for larger accounts. Based on the Company's net earned premiums for the year ended December 31, 2000, approximately 39%, 43% and 18% of such premiums were for the Personal Lines, Mid-Market and Small Business lines of business, respectively.

  During the past several years, the Group has experienced poor underwriting results and adverse reserve development in all of its lines of business. The Group has recently announced that it will no longer accept any applications for new insurance policies, has filed plans of orderly withdrawal with the New York Insurance Department, has entered into an agreement to sell its renewal rights to an unaffiliated insurance company and made arrangements with the unaffiliated insurance company to offer renewal policies in those lines of business (other than private passenger automobile insurance) where New York insurance law imposes a renewal obligation. Assuming this agreement is consummated, the Group will only have renewal obligations for remaining personal lines insurance (primarily automobile) not replaced by the unaffiliated insurance company, the remaining policy term of all existing policies and a claim run-off operation.

F7

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE   1-ORGANIZATION-CONTINUED
  The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the New York Insurance Department ("the Department"). The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and its parent had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2000.

  In 2001, the Department completed its fieldwork for its triennial examination of the statutory-basis financial statements of the Company and its parent as of December 31, 1999 but has not as yet issued its report. However, the Department has verbally informed the Company that its estimate of the Company's required loss and loss adjustment expense reserves as of December 31, 1999 was higher than the amount recorded by the Company. The Department's estimate of loss and loss adjustment expense reserves for accident years 1999 and prior is approximately $15,000,000 higher than the Company's recorded reserves for such accident years as of December 31, 2000. The Company and its parent are currently discussing the results of the Department's reserve study with them, and are working to reconcile the differences between the two estimates. Based on the Company's and its parent's recent discussions with the Department, and their decision to file plans of orderly withdrawal from all lines of business, as previously described, the Company believes that no material adverse action will be taken by the Department at this time. However, no assurance can be given that the Company and its parent will not be required to increase their reserves or that the Department will not take materially adverse regulatory action in the future.

  The Group is currently exploring its options for the future. The Group may commence new property and casualty insurance operations if a new business model with an acceptable expense structure can be developed, enter into a joint venture with another property and casualty insurance operation, explore entering the claim services business or commence a liquidation. There may be other options that the Company will explore, but no assurance can be given at this time as to what the ultimate plan will be.

  The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey. Based on direct premiums written, approximately 6%, 6% and 4% of the property and casualty business written by the Group were from sources outside New York State for the years ended December 31, 2000, 1999 and 1998, respectively.

F8

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE   1-ORGANIZATION-CONTINUED
  The Company and Empire distributed their products through seven general agents, one of which was an Empire subsidiary, and independent agents and brokers. Effective October 3, 2000, Empire's wholly owned general agent sold its book of business to an unrelated party. Empire's wholly-owned general agent was its largest producer and generated approximately 8%, 12% and 12% of its total earned premium volume for the years ended December 31, 2000, 1999 and 1998, respectively.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Empall. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities at the date of the
  financial statements.   Actual results could differ from those
  estimates.

  NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investments: At acquisition, marketable debt and equity securities are designated as either (i) "held to maturity" and carried at amortized cost, (ii) "trading" and carried at estimated fair value with differences between cost and estimated fair value reflected in results of operations or
  (iii) "available for sale" and carried at estimated fair value, with differences between cost and estimated fair value being reflected as a separate component of shareholders' equity, net of taxes. Other invested assets, which are designated as trading securities, represent an investment in a limited partnership which invests principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased. Short-term investments are carried at cost which approximates fair value. Estimated fair values are principally based on quoted market prices.

  At December 31, 2000 and 1999, investments in fixed maturities on deposit with the New York Insurance Department, which the Company has the intent and ability to hold to maturity, are classified as "Investments held to maturity". Investment income is reported when earned.

  Net securities gains or losses on the sales of investments are determined on a specific identification basis. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values.

  Unearned Premiums: Unearned premiums have been calculated predominantly using the daily pro rata method.

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

F9

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

  Reinsurance: Unpaid losses, unpaid loss adjustment expenses and unearned premiums are stated gross of reinsurance ceded. Premiums written and earned, losses and LAE paid and incurred, and other underwriting expenses are stated net of reinsurance ceded.

  Pension Cost: Empire funds actuarially determined pension costs as currently accrued; 30% of such pension costs are allocated to the Company.

  Policy Acquisition Costs: Policy acquisition costs, which consist of commissions, premium taxes and certain other underwriting expenses (net of reinsurance allowances), are deferred and amortized ratably over the terms of the related policies. Deferred policy acquisition costs are limited to their net realizable value after consideration of investment income on the related premium. If recoverability of such costs from future premiums and related investment income is not anticipated, the amounts not considered recoverable are charged to operations.

  Participating Policies: Participating business on workers' compensation lines constitutes approximately 1.3% of the Company's policies in force and net premiums written. Amounts transferred to the participating policyholders' funds are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of policyholders' dividends paid on participating policies was $59,000 $133,000 and $212,000 in 2000, 1999 and 1998,
  respectively. Unpaid dividends to participating policyholders are included as a liability in the consolidated balance sheets.

  Servicing Arrangements: Service fee income from assigned risk business acquired through contractual arrangements with other insurance companies was recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method.

  Service fee income for the administrative services, including underwriting, policy issuance, premium collection and claims services, provided to the New York Public Auto Pool (the "NYPAP") was recorded as a reduction to other underwriting and loss adjustment expenses and is earned over the life of the policies issued. The premiums and losses processed by the Company on behalf of the NYPAP, which are not reflected in the consolidated financial statements for the years ended December 31, are as follows (in thousands):

                                  2000       1999       1998
  Premiums Earned               $   -     $   -       $ 4,091
  Losses Incurred                  231     (12,972)    23,543
  Unpaid Losses                 21,781      32,250     70,469

  The premiums, losses and expenses of the business for which the Company provides administrative services are reflected on the financial statements of those insurance companies, including the Company, in New York State which are required to participate in the NYPAP. In its role as a servicing carrier, the Company is liable only for the loss adjustment expenses which are incurred to adjust and settle the claims processed on behalf of the NYPAP. Liabilities for these loss adjustment expenses are determined using case basis evaluations and statistical analyses.

F10

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

  Federal Income Taxes: The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carryforwards. A valuation allowance is provided if tax loss carryforwards and deferred tax benefits are not considered more likely than not to be realized.

  Earnings Per Share: Earnings per share ("EPS") are based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 2000, 1999 and 1998 and therefore, basic and diluted EPS are the same.

  New Pronouncements: In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
  - Deferral of the Effective date of FASB Statement No. 133 ("SFAS 133")", which will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company will have to reflect derivative financial instruments at fair value. The Company has reviewed the impact of the implementation of SFAS 133 and does not expect it to have a material effect on the Company's financial position or results of operations.

  Presentation: Certain prior year amounts have been reclassified to conform with the 2000 presentation.

  NOTE 3-SURPLUS NOTE
  The Company issued a surplus note to Empire in 1980. The surplus note provides, among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the current calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent of Insurance of the State of New York ("Superintendent") and must be repaid, in whole or in part, when so ordered by the Superintendent

  NOTE 4-INVESTMENTS

  Investment income by source is summarized as follows:

                                            Years Ended December 31,
                                             2000         1999      1998
                                                    (In thousands)
     Investment income:
      Fixed maturities                      $ 8,077     $ 9,214   $12,702
      Other invested assets                   3,273       2,430     1,445
      Short-term investments                    329       1,025       715
                                             11,679      12,669    14,862
           Less: Investment expenses            236         203       339
                    NET INVESTMENT INCOME   $11,443     $12,466   $14,523


F11

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 4-INVESTMENTS-CONTINUED

   Investments at December 31, 2000 are summarized as follows:

                                           Gross Unrealized   Estimated
                              Amortized      Appre-   Depre-     Fair
                                Cost        ciation  ciation    Value
                                             (In thousands)

  Available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government agencies        $ 69,432      $ 142    $ 268     $ 69,306
  Mortgage-backed
    securities                    9,310         66        3        9,373
  Foreign governments             3,696         66        -        3,762
  All other corporate bonds      36,395        370      177       36,588
  Total fixed maturities        118,833        644      448      119,029
  Equity securities                   -        375        -          375
  TOTAL INVESTMENTS
        AVAILABLE FOR SALE      118,833      1,019      448      119,404

  Held to maturity:
  U.S. Treasury securities          486          -        3          483
        TOTAL INVESTMENTS
        HELD TO MATURITY            486          -        3          483
  Short-term                      6,834          -        -        6,834
  Other invested assets          37,149          -        -       37,149
        TOTAL INVESTMENTS      $163,302     $1,019     $451     $163,870



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

     F12

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 4-INVESTMENTS-CONTINUED

  The amortized cost and estimated fair values of fixed maturities (including short-term securities) at December 31, 2000 are shown as follows (in thousands):
                                                        Amortized
   Fair
                                               Cost        Value
  Investments available for sale:
  Due in one year or less                   $ 34,088     $ 34,060
  Due after one year through five years       75,194       75,357
  Due after five years through ten years       5,568        5,574
  Thereafter                                   1,507        1,499
                Sub total                    116,357      116,490
  Mortgage-backed securities                   9,310        9,373
                Sub total                   $125,667     $125,863
  Investments held to maturity:
  Due after one year through five years          486          483
                                 TOTAL      $126,153     $126,346

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The Company sold certain fixed maturities classified as available for sale during 2000, 1999 and 1998 and realized gross capital gains of $661,000, $148,000 and $6,227,000, respectively, and gross capital losses of $874,000, $1,820,000 and $91,000, respectively, before income taxes.

  The changes in unrealized appreciation/(depreciation) on investments available for sale were $4,115,000 and ($4,235,000) before taxes for the years ended December 31, 2000 and 1999, respectively.

  As of December 31, 2000 and 1999, a security with an amortized cost of approximately $486,000 and $492,000 respectively, was on deposit with the New York Insurance Department.

  During 1999 and 1998, the Company sold call options on certain
  U.S. Treasury Notes and recognized investment gains and losses of $4,000 and ($57,000), respectively.

     F13

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 5-STATUTORY INFORMATION

  The following is a reconciliation of net loss and surplus as reported on a statutory basis ("SAP") to net (loss)/income and shareholders' equity as determined in conformity with GAAP
  (in thousands):

                                                   Years Ended December 31,
                                                    2000         1999      1998
  Statutory net loss                              $(16,694)    $(4,174)   $ (50)
  Add (deduct):
    Change in deferred policy acquisition costs       (380)     (1,950)  (1,714)
    Change in allowances for doubtful accounts          42           5     (256)
    Policyholders' dividends                            36         234       90
    Sublease real estate commission                    416           -        -
    Pension plan curtailment gain                        -           -    1,964
    Capitalized systems development costs             (696)         582   1,440
    Other postretirement benefits                      (41)         253     210
    Current tax benefit                                338         (688)    688
    Deferred tax expense                           (13,198)       2,542  (1,301)
    Interest on surplus note                          (634)        (551)   (591)
    Other                                               11           16      24
                                     GAAP         $(30,800)     $(3,731) $  504


                                                         DECEMBER 31,
                                                    2000              1999

  Statutory Shareholders' Equity and Surplus       $53,707            $69,422
   Add (deduct):
    Deferred policy acquisition costs                3,035              3,415
    Nonadmitted assets, less allowance
      for doubtful accounts                            250                907
    Sublease real estate commission                    416                  -
    Capitalized systems development costs            1,926              2,622
    Provision for unauthorized reinsurance             110                110
    Policyholders'dividends                            (30)               (66)
    Current tax payable                                  -               (338)
    Deferred tax benefit                                 -             14,438
    Other postretirement benefits                      (45)                (4)
    Net unrealized appreciation/(depreciation)
        on investments                                 196             (3,800)
    Surplus note                                   (16,486)           (15,851)
    Other                                              712                861
                                   GAAP            $43,791            $71,716

  The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the New York Insurance Department, no New York domestic property/casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of
  (1) 10% of surplus to policyholders as shown by its last statutory annual statement or (2) one hundred percent of adjusted net investment income during such period. At December 31, 2000, $4,670,000 was available for distribution of dividends. The Company does not presently anticipate paying dividends in the near future.

     F14

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 5-STATUTORY INFORMATION-CONTINUED

  In 1998, the National Association of Insurance Comissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The New York Insurance Department recently adopted the Codification guidance (Regulation 172), effective January 1, 2001, but did not adopt several key provisions of the guidance. The Company will reflect the cumulative effect of the Codification guidance in its statutory financial statements as a direct adjustment to statutory surplus for the quarter ending March 31, 2001, to be filed with the New York Insurance Department by May 15, 2001. The Company is in the process of determining the potential effects of the codification.

  NOTE 6-AGENTS' BALANCES

  Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):


             Balance at January 1, 1998                 $1,561
             Provision                                   1,362
             Charge-offs, net of recoveries             (1,106)
             Balance at December 31, 1998                1,817
             Provision                                   1,130
             Charge-offs, net of recoveries             (1,135)
             Balance at December 31, 1999                1,812
             Provision                                     386
             Charge-offs, net of recoveries               (428)
             Balance at December 31, 2000               $1,770




     F15

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

  In the following table, the liability for losses and LAE are reconciled for the three years ended December 31, 2000, 1999 and 1998. Included therein are current year data and prior year development.

                     RECONCILIATION OF LIABILITY FOR LOSSES AND LAE
                                                 2000       1999        1998
                                                 (In thousands)

  (In thousands)
  Net SAP liability for losses and LAE,
   net of reinsurance, at beginning of year     $113,602   $139,771    $145,260
  Provision for losses and LAE for claims
   occurring in the current year                  27,880     36,524      56,698
  Increase in estimated losses and LAE
   for claims occurring in prior years            15,927      6,014      12,891
  Total incurred losses and LAE                   43,807     42,538      69,589
  Loss and LAE payments for claims
    occurring during:
      Current year                                 8,920     12,382      19,203
      Prior years                                 52,902     56,325      55,875
                                                  61,822     68,707      75,078
  Net SAP liability for losses and LAE,
   at end of year                                 95,587    113,602     139,771
  Reinsurance recoverable                        172,919    228,334     294,461
  Liability for losses and LAE
    at end of year as reported in
    financial statements (GAAP)                 $268,506   $341,936    $434,232


  During 2000, the Company experienced unfavorable development principally in the 1996 through 1999 accident years in the private passenger automobile line ($2.8 million), the commercial automobile line ($1.9 million), the assigned risk automobile line ($1.4 million) and the commercial package policies line ($4.5 million). In addition, the Company increased its estimate for loss adjustment expenses by $3.3 million as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group has outsourced almost two-thirds of its claims. Currently, the Group is primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company has also increased its reserve estimate for claims handled internally.

     F16

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 7-UNPAID LOSSES AND LAE-CONTINUED

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

  During 1998, the Company reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. Additionally, during 1998, the Group reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised. Accordingly, reserves were strengthened by $3.9 million for workers' compensation, $4.2 million for commercial automobile and $4.2 million for other commercial liability lines of business.

  NOTE 8-REINSURANCE
  The Company has purchased annuities with various life insurance companies for a number of settled claims. The claimants have been designated as payees; however, the Company has a contingent liability of approximately $5.0 million which represents the aggregate amount of settlements with the claimants, in the event of the failure of the various life insurance companies to perform.

  The Company has obtained reinsurance coverage to reduce its risk of and exposure to large insurance claims and catastrophes. The Company's maximum retained limit for all lines of business was $0.3 million for 2000 and 1999. The Company's maximum retained limit for 1998 was $0.5 million for workers' compensation and $0.3 million for other property and casualty lines of business. Additionally, the Company has entered into a property catastrophe excess of loss treaty to protect against certain losses. Its retention of lower level losses under this treaty is $7.5 million for 2001, and was $7.5 million for 2000, 1999 and 1998. Due to the geographic concentration of its business, the Company believes hurricanes, windstorms and civil disturbances are its most significant exposures to catastrophic losses. Computer modeling programs provided by independent consultants are used to estimate exposure to such losses.

  Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance generally has been placed with certain of the largest reinsurance companies, including (with their respective A.M Best & Co. ratings) General Reinsurance Corporation (A++) and Zurich Reinsurance (NA), Inc. (A+). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.


     F17

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 8-REINSURANCE-CONTINUED

  Effective January 1, 1997 Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire assumes 50% up to July 1, 1997 and 75% thereafter of the effective period premiums and losses of Centurion and grants Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed will be retained by Empire and 30% will be ceded to the Company.

  Assets and insurance reserves at December 31, 2000 and 1999 (including $192.4 million and $252.5 million, respectively, of reinsured amounts principally arising from the intercompany pooling agreement with Empire) are as follows (in thousands):

                                                     Ceded to
                                               Empire     Others   Total
  As of December 31, 2000
  Prepaid reinsurance premiums                $ 17,452    $   296  $ 17,748
  Reinsurance balances receivable on:
    Paid losses                                      -      1,710     1,710
    Unpaid losses                              132,143     22,672   154,815
    Unpaid loss adjustment expenses             18,104          -    18,104



                                                     Ceded to
                                               Empire     Others   Total
       As of December 31, 1999
       Prepaid reinsurance premiums           $ 22,071    $   211  $ 22,282
       Reinsurance balances receivable on:
         Paid losses                                -       1,859     1,859
         Unpaid losses                         170,060     34,936   204,996
         Unpaid loss adjustment expenses        19,009      4,329    23,338


  An analysis of reinsurance premiums, losses, LAE and commissions for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

                            Direct    Assumed          Ceded              Net
                                      Empire    Others Empire   Others

       2000
       Premiums earned     $ 56,407  $ 30,855   $(13) $ 52,868  $3,526   $30,855
       Losses incurred       46,825    31,760   (303)   48,238  (1,716)   31,760
       LAE incurred           9,453    12,047    (83)   13,296  (3,926)   12,047
       Commissions incurred   8,317     5,175     (3)    7,512     802     5,175

       Premiums written      49,893    29,084    (13)   46,268   3,612    29,084
       Losses paid          112,872    49,604     80   102,405  10,547    49,604
       LAE Paid              14,959    12,218     34    14,590     403    12,218

       Unearned premiums(a)  25,207    14,874     20    24,931     296    14,874
       Unpaid losses (a)    210,828    84,236    620   188,776  22,672    84,236
        Unpaid LAE (a)       25,863    11,351     -     25,863      -     11,351


     F18

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 8-REINSURANCE-CONTINUED

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

  An analysis of the effect of reinsurance on premiums by business segment for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):


                                                                         Percentage
                                            Assumed   Ceded               of Amount
                                Direct      from      to        Net        Assumed
                                Amount      Empire(a) Empire(b) Amount     to Net
       2000
       Premiums written:
         Personal Lines         $10,654    $  9,647  $ 10,654   $ 9,647    100.0%
         Mid-Market              20,724      13,981    20,711    13,994     99.9%
         Small Business          18,515       5,443    18,515     5,443    100.0%
                  Total         $49,893     $29,071  $ 49,880   $29,084
       1999
       Premiums written:
         Personal Lines          $22,738   $15,629   $ 23,211   $15,156    103.0%
         Mid-Market               22,706    11,679     22,706    11,679    100.0%
         Small Business           20,350     5,977     20,350     5,977    100.0%
                       Total     $65,794   $33,285   $ 66,267   $32,812


     F19


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 8-REINSURANCE-CONTINUED
       1998
       Premiums written:
         Personal Lines         $ 56,222   $29,405   $ 56,270   $29,357    100.2%
         Mid-Market               38,485    22,162     38,485    22,162    100.0%
         Small Business           22,742     6,540     22,742     6,540    100.0%
                     Total      $117,449   $58,107   $117,497   $58,059


   (a)Includes $(13), $473 and $48 assumed from non-affiliates in 2000, 1999 and 1998, respectively, before the effects of the pooling agreement described in Note 1.

   (b)Includes $3,612, $6,747 and $6,362 ceded to non-affiliates in 2000, 1999 and 1998, respectively, before the effects of the pooling agreement described in Note 1.


  NOTE 9-FEDERAL INCOME TAXES

  The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement between Leucadia and the Company, the Company computes its tax provision on a separate return basis and is either charged its share of federal income tax resulting from its taxable income or is credited for tax benefits resulting from its losses to the extent it could use the losses on a separate return basis.

  The principal components of the deferred tax benefit at December 31, 2000 and 1999 were as follows (in thousands):

                                                   2000       1999
    Unpaid loss and loss adjustment
     expense reserves                             $4,014    $5,192
    Unearned premiums                              1,041     1,162
    Employee benefits and compensation               574       566
    Interest accrued on surplus note               3,320     3,098
    Allowance for doubtful accounts                  620       636
    Deferred policy acquisition costs             (1,062)   (1,195)
    Pension plan curtailment gain                   (344)     (688)
    Unrealized appreciation/(depreciation)
     on investments                                 (200)    1,240
    Investment in a limited partnership              476       297
    Unamortized deferred income                      681       708
    Capitalized systems development costs           (674)     (918)
    Tax loss carryforwards                        10,068     4,500
    Other, net                                      (329)     (160)
    Deferred tax benefit                          18,185    14,438
    Valuation allowance                          (18,185)        -
                     Total                       $     -   $14,438


     F20

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 9-FEDERAL INCOME TAXES-CONTINUED

  Due to the Company's recent announcement that it will no longer accept any applications for new insurance policies and its having entered into an agreement to sell its renewal rights, there is uncertainty as to having future taxable income necessary for realization of the deferred tax asset. Accordingly, a valuation allowance was provided as of December 31, 2000 for the total amount of the deferred tax asset.

  For the years 2000, 1999 and 1998, the difference between the "expected" statutory federal income tax applicable to continuing operations and the actual income tax expense is as follows (in thousands):

                                           2000        1999       1998

  Expected federal income tax
   (benefit)/expense                      $(6,279)    $(2,213)    $ 271
  Establishment of deferred tax
   valuation allowance                     18,185           -         -
  Other                                       954        (378)       (1)
  Actual federal income tax
   expense /(benefit)                     $12,860     $(2,591)    $ 270



  NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS

  Effective January 1, 1999, Empire adopted a non-contributory defined contribution plan. The contributions, ranging from 2%
  - 16% of employees' current pension eligible compensation, are based on age and service life of the employee. These contributions accumulate for participants on a tax-deferred basis. Participants direct the investment of the contributions to their accounts. In accordance with the pooling agreement, the Company shared 30% of the amount contributed by the Group to the Plan ($682,000 and $1,145,000 in 2000 and 1999, respectively).

  Prior to January 1, 1999, Empire had a trusteed non-contributory defined benefit pension plan ("prior pension plan") covering substantially all employees. The benefits were based on years of credited service and the employees' highest compensation during any five consecutive plan or calendar years before retirement. Empire's policy was to fund pension costs on a current basis using an aggregate method.

  Benefits accrued under the prior pension plan were frozen as of December 31, 1998. The prior pension plan was merged with
  the   Leucadia plan   effective  January 1, 1999. As a result
  of the curtailment of the pension benefits in 1998, the Group recognized a gain of $6,548,000. In accordance with the pooling agreement, the Company's share of prepaid pension and net periodic pension cost is 30% of the amounts reflected above.


     F21

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS-CONTINUED

  The following table sets forth certain information, before the effects of the pooling arrangements, relating to Empire's prior pension plan for the year ended December 31, 1998 (in thousands).


  Components of net pension cost:
  Service cost-benefits earned during the period           $1,794
  Interest cost on projected benefit obligation             1,906
  Actual return on plan assets                             (1,637)
  Deferred (loss) on plan assets                             (124)
  Net amortization and deferral                               145

                      NET PERIODIC PENSION COST            $2,084

  Discount rate                                              6.75%
  Rate of increase in future compensation                    N/A
  Long-term rate of return on plan assets                    7.50%


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

  The following table sets forth certain information, before the effects of the pooling arrangement, relating to Empire's unfunded substantive plan for postretirement benefits (in thousands):

                                                2000            1999

  Reconciliation of the benefit obligation
  Accumulated postretirement obligation
    at beginning of year                        $4,606        $5,574
  Service cost                                      33            32
  Interest cost                                    355           363
  Actuarial (gain)/loss                            239        (1,065)
  Participant contributions                        161            28
  Benefits paid (net of contributions)            (460)         (326)
  Accumulated postretirement obligation at
    end of year                                 $4,934       $ 4,606

  Unrecognized net gain from past
    experience different from that assumed
    and effects of changes in assumptions          (541)        (799)
      ACCRUED POSTRETIREMENT BENEFITS COST      $(5,475)     $(5,405)

  Components of net postretirement benefits
                                                    2000     1999     1998
Service cost--benefits earned during the period    $   33  $    32   $    29
Interest cost on projected benefit obligation         355      363       370
Amortization of curtailment gain                        -   (1,900)   (2,533)
Net amortization and deferral                         (19)       -         -
  PERIODIC POSTRETIREMENT BENEFITS COST/(INCOME)   $  369  $(1,505)  $(2,134)



     F22

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS-CONTINUED

  In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit income is 30% of the amounts reflected above and is included in other liabilities. In determining the accumulated postretirement benefit obligation at December 31, 2000 and 1999, Empire utilized discount rates of 7.5% and 8%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 10% for 2000 declining to an ultimate rate of 5% by 2010. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would have increased by approximately $442,000 before the effects of the pooling agreement. If the health care cost trend rates were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would have decreased by approximately $382,000 before the effects of the pooling agreement. The effect of a 1% increase or decrease on the estimated aggregate of service and interest cost for 2000, 1999 and 1998 would be immaterial.

  In 1994, Empire established a Salary Cap Restoration Plan ("SCRP") for certain corporate officers. Under the SCRP, Empire provided these officers with an additional benefit, to be paid in a lump-sum upon retirement, equal to the difference between the actuarially determined lump-sum benefits, as computed under the prior pension plan, of the officer's highest five year average compensation (not to exceed $320,000, adjusted for the cost of living) at retirement and the current Internal Revenue Service maximum compensation limit of $160,000. The SCRP is an unfunded plan. In 2000, 1999 and 1998 Empire expensed $0, $98,000 and $74,000, respectively. Along with the prior plan, the benefits under SCRP were curtailed as of December 31, 1998. Under the pooling arrangement, the Company is obligated to pay 30% of the cost of the SCRP.

  Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to certain limits. Empire matches contributions equal to 50% of the employee's contributions up to a maximum of 3% of the employee's salary. A participant may also contribute, from after-tax dollars, an amount, not to exceed 10% of annual compensation. Empire's contributions to the Savings Plan were $294,000, $452,000 and $420,000 in 2000, 1999 and 1998, respectively. Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

  NOTE 11-LEASES

  The Group has entered into a twenty year lease agreement which expires in 2018, consisting of 286,510 square feet, in an office building located at 335 Adams Street in Brooklyn, New York, in which Leucadia has an equity interest. The Group received certain incentives from both the City and State of New York in connection with this lease, which will be recognized over the term of the lease.

  Empire has subleased four floors consisting of 133,140 square feet of the office space to its parent, Leucadia, at similar terms as are in the original lease. An additional two floors consisting of 64,340 square feet have been subleased to the Board of Education of the City School District of the City of New York.


     F23

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 11-LEASES-CONTINUED

  Empire guaranteed the payment of lease rentals by a wholly-owned subsidiary which relocated its offices in 1998 to the new office building with Empire. In accordance with the guarantee, in 1998, $2.0 million of a $2.3 million liability for lease abandonment costs established by Empire in 1997 was reversed upon release by the landlord from its obligation. The remainder was paid in 1999. Under the pooling agreement, the Company was obligated for 30% of this transaction.

  Future minimum rentals, which exclude escalation amounts, on non-cancelable leases in the aggregate for each of the next five years and thereafter are as follows (in thousands):

                                Lease          Sublease  Net
      2001                      $ 4,906       $ 4,632     $  274
      2002                        4,906         4,982        (76)
      2003                        5,029         5,039        (10)
      2004                        5,642         5,324        318
      2005                        5,642         5,324        318
      Thereafter                 85,751        77,187      8,564
      Total                    $111,876      $102,488     $9,388

  Rental expense for the Group for the years 2000, 1999 and 1998 was $3.8 million, $3.3 million and $3.3 million, respectively.
  The Company is obligated to pay 30% of these rental charges in accordance with the pooling agreement.


  NOTE 12-BUSINESS SEGMENTS

  Allcity operates in three business segments-Personal Lines, Mid-Market and Small Business. Results by business segment for each year ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

                                                  Premiums  Underwriting
                                                   Earned    Gain(Loss)
  2000
  Personal Lines                                   $12,099   $(11,414)
  Mid-Market                                        13,152    (16,048)
  Small Business                                     5,604     (1,292)

                   TOTAL FROM UNDERWRITING         $30,855   $(28,754)
  Net investment income, net securities losses,
    other income and interest on surplus note                  10,814
            LOSS BEFORE FEDERAL INCOME TAXES                 $(17,940)

  1999
  Personal Lines                                   $22,404   $ (3,974)
  Mid-Market                                        13,771    (12,647)
  Small Business                                     6,273       (332)
                  TOTAL FROM UNDERWRITING          $42,448   $(16,953)
  Net investment income, net securities losses,
    other income and interest on surplus note                  10,631
            LOSS BEFORE FEDERAL INCOME TAXES                 $ (6,322)

  1998
  Personal Lines                                   $39,251   $ (4,418)
  Mid-Market                                        21,643    (14,598)
  Small Business                                     6,618       (788)
                       TOTAL FROM UNDERWRITING     $67,512    (19,804)
  Net investment income, net securities gains,
    other income and interest on surplus note                  20,578
            INCOME BEFORE FEDERAL INCOME TAXES               $    774

     F24

  ALLCITY INSURANCE COMPANY AND SUBSIDIARY

  NOTE 12-BUSINESS SEGMENTS-CONTINUED

  Direct  investment portfolios  are  not  maintained  for  each segment  and accordingly, allocation  of  assets  to  each
  segment  is  not   performed.

  Seven general agents produced approximately 30%, 33%, and 32% of Allcity's premiums for the years ended December 31, 2000, 1999 and 1998, respectively. All of Allcity's business is conducted in the State of New York.

  NOTE 13-FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's only material financial instruments are investments for which the fair values are disclosed in Note
  4 and the surplus note and short-term investments, for which the carrying amounts approximate fair value.

  NOTE 14-LITIGATION

  The Company is a party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussions with counsel, the Company does not believe that such litigation
  will have   a material  effect  on  its  financial  position,
  results  of operations or cash flows.

  NOTE 15-RELATED PARTIES

  See Notes 1, 2, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.

  NOTE 16-SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

  The following is a summary of unaudited quarterly results of operations for 2000 and 1999 (in thousands, except per share amounts):

                                                     2000
                                      1st       2nd        3rd        4th
       Total Revenues                 $11,299 $10,907  $10,925    $ 9,172
       Net Income/(Loss)                  287    (564)  (3,120)   (27,403)
       Basic and Diluted Earnings/
        (Loss) Per Share                 0.04   (0.08)   (0.44)     (3.87)

                                                   1999
                                      1st       2nd        3rd        4th
       Total Revenues                 $17,390 $14,682  $12,353    $11,237
       Net Income/(Loss)                   87    (426)    (314)    (3,078)
       Basic and Diluted Earnings/
        (Loss) Per Share                 0.01   (0.06)   (0.04)     (0.44)

See Notes 1, 7 and 9 for certain additional information concerning results of operations for 2000.
     F25

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY/ CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)

 Col. A        Col. B      Col. C     Col. D     Col. E   Col. F   Col. G      Col. H        Col. I      Col. J     Col. K    Col. L
                          Reserves                                         Claims and Claim   Amortiz-                       Paid
                         For Unpaid                                      Adjustment Expenses  ation of                      Claims
              Deferred     Claims     Discount                           Incurred related to  Deferred                    and Claim
               Policy    and Claim    if any                        Net      (1)     (2)      Policy    Other               Adjust-
            Acquisition  Adjustment  Deducted  Unearned  Earned  Investment Current Prior   Acquisition Operating Premiums   ment
Segment       Costs      Expenses    in Col.C  Premiums Premiums Income (b)  Year   Years     Costs   Expenses (b) Written Expenses

Year Ended
12/31/00:

Year ended
12/31/00:

Personal Lines   $1,160     $ 72,672		$ 9,950  $12,099   $3,090   $11,086 $ 6,776   $3,008     $2,643   $ 9,647   $29,445
Mid - Market	1,290      166,278     239     13,430   13,152    6,866    12,893   9,108    3,355      3,844    13,994    27,256
Small Business 	  585	      29,556		  9,242    5,604    1,487     3,901      43    1,430      1,522     5,443     5,121
		     $3,035     $268,506   $ 239    $32,622  $30,855  $11,443   $27,880 $15,927   $7,793	   $8,009   $29,084   $61,822

Year Ended
12/31/99:

Personal Lines   $1,670     $105,219            $15,794  $22,404  $ 4,114   $21,000 $(1,764)  $ 4,372    $2,769   $15,156   $32,634
Mid-market        1,118      200,278   $ 250     13,047   13,771    6,856    12,008   7,743     3,222     3,445    11,679    32,096
Small Business      627	      36,439             10,086    6,273    1,496     3,516      35     1,754     1,301     5,977     3,977
                 $3,415     $341,936   $ 250    $38,927  $42,448  $12,466   $36,524   6,014   $ 9,348    $7,515   $32,812   $68,707

Year Ended
12/31/98:

Personal Lines   $2,920     $182,447            $33,097  $39,251  $ 5,869   $35,142 $   599   $ 7,340    $1,144   $29,357   $43,866
Mid-market        1,609      215,363   $ 307     19,797   21,643    7,500    17,081  10,378     4,441     3,292    22,162    26,692
Small Business      836       36,422             11,078    6,618    1,154     4,475   1,914     1,630      (120)    6,540     4,520
                 $5,365     $434,232   $ 307    $63,972  $67,512  $14,523   $56,698 $12,891   $13,411    $4,316   $58,059   $75,078



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

     F26