Form 10-Q
period 2001-03-31
ALLCITY INSURANCE CO /NY/
filed 2001-05-15
CIK 3642

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission File Number 1-7411

                            ALLCITY INSURANCE COMPANY
                            -------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        13-2530665
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

335 Adams Street, Brooklyn, N.Y                             11201-3731
--------------------------------------                  -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (718)422-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

On May 11, 2001 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY

                                      INDEX




PART I       FINANCIAL INFORMATION                                          PAGE
------       ---------------------                                          ----

ITEM 1.  Interim Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets - March 31, 2001 and December 31, 2000........     1

Consolidated Statements of Operations - Three months ended
March 31, 2001 and 2000...................................................     2

Consolidated Statements of Cash Flows - Three months
ended March 31, 2001 and 2000 ............................................     3

Consolidated Statements of Changes in Shareholders' Equity  -
Three months ended March 31, 2001 and 2000................................     4

Notes to Interim Consolidated Financial Statements .......................   5-6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations......................   6-8

PART II  OTHER INFORMATION
-------  -----------------

ITEM 5.  Other Information ...............................................     9

ITEM 6.  Exhibits and Reports on Form 8 ..................................     9

Signature Page............................................................    10

                         PART 1 - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS

     ALLCITY INSURANCE COMPANY AND SUBSIDIARY
     (In thousands, except share and per share amounts)

                                                                                   March 31,    December 31,
                                                                                      2001          2000
                                                                                -------------  ------------
     ASSETS                                                                       (Unaudited)
      Investments:
       Fixed maturities
           Available for sale (amortized cost of
           $48,265 in 2001 and $118,833 in 2000)                                     $48,963    $119,029
           Held to maturity (fair value
           of $488 in 2001 and $483 in 2000)                                             478         486
         Equity securities available for sale                                            375         375
         Short-term                                                                   58,984       6,834
       Other invested assets                                                          38,113      37,149
                                                                                -------------  ------------
                                                             TOTAL INVESTMENTS       146,913     163,873

         Cash                                                                             77          77
         Agents' balances, less allowance for
          doubtful accounts ($1,489 in 2001 and
          $1,770 in 2000)                                                              3,787       5,773
         Accrued investment income                                                       874       2,329
         Reinsurance balances receivable                                             173,644     174,629
         Prepaid reinsurance premiums                                                 16,065      17,748
         Deferred policy acquisition costs                                               360       3,035
         Due from affiliates                                                           4,313          -
         Due from brokers                                                              5,771          -
         Other assets                                                                  4,968       4,820
                                                                                -------------  ------------
                                                              TOTAL ASSETS          $356,772    $372,284
                                                                                -------------  ------------
      LIABILITIES
         Unpaid losses                                                              $237,013    $239,051
         Unpaid loss adjustment expenses                                              34,773      29,455
         Unearned premiums                                                            28,646      32,622
         Due to affiliates                                                                -          649
         Reinsurance balances payable                                                  2,363       1,505
         Other liabilities                                                             7,309       8,725
         Surplus note                                                                 16,652      16,486
                                                                                -------------  ------------
                                                               TOTAL LIABILITIES     326,756     328,493
                                                                                -------------  ------------
      SHAREHOLDERS' EQUITY
         Common stock, $1 par value: 7,368,420
           shares authorized; 7,078,625 shares issued
           and outstanding in 2001 and 2000                                            7,079       7,079
         Additional paid-in capital                                                    9,331       9,331
         Accumulated other comprehensive income                                        1,073         571
         Retained earnings                                                            12,533      26,810
                                                                                -------------  ------------
                          TOTAL SHAREHOLDERS' EQUITY                                  30,016      43,791
                                                                                -------------  ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $356,772    $372,284
                                                                                =============  ============

See Notes to Interim Consolidated Financial Statements

     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     ALLCITY INSURANCE COMPANY AND SUBSIDIARY
     (In thousands, except share and per share amounts)



                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                ---------------------------
                                                                                     2001         2000
                                                                                -------------  ------------
     REVENUES
        Premiums earned                                                             $ 6,565      $ 8,077
        Net investment income                                                         2,691        3,285
        Net realized securities gains/(losses)                                        1,012         (221)
        Other income                                                                     46          158
                                                                                -------------  ------------
                                                                                     10,314       11,299
                                                                                -------------  ------------
     LOSSES AND EXPENSES
        Losses                                                                       14,177        5,792
        Loss adjustment expenses                                                      4,607        1,722
        Other underwriting expenses less deferrals
         of $1,111 in 2001 and $2,386 in 2000                                         1,855        1,859
        Amortization of deferred policy
          acquisition costs                                                           3,786        1,890
        Interest on surplus note                                                        166          144
                                                                                -------------  ------------
                                                                                     24,591       11,407
                                                                                -------------  ------------

     LOSS BEFORE FEDERAL INCOME TAXES                                               (14,277)        (108)

     DEFERRED TAX BENEFIT                                                                 -         (395)
                                                                                -------------  ------------
                                                     NET (LOSS)/INCOME             $(14,277)     $   287
                                                                                =============  ============

     Per share data, based on 7,078,625 average shares outstanding in 2001 and 2000:

                     BASIC AND FULLY DILUTED (LOSS)
                       EARNINGS PER SHARE                                            $(2.02)     $  0.04
                                                                                =============  ============


See Notes to Interim Consolidated Financial Statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

      ALLCITY INSURANCE COMPANY AND SUBSIDIARY
      (In thousands)
                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                      2001         2000
                                                                                -------------  ------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES

         Net (loss)/income                                                          $(14,277)    $   287
           Adjustment to reconcile net (loss)/income to
             net cash used for operations:
             Deferred tax benefit                                                        -          (395)
             Amortization of deferred policy acquisition
               costs                                                                   3,786       1,890
             Provision for doubtful accounts                                            (281)         10
             Net realized securities (gains)/losses                                   (1,012)        221
             Policy acquisition costs incurred and deferred                           (1,111)     (2,386)
           Net changes in:
             Agents' balances                                                          2,267      (2,225)
             Reinsurance balances receivable                                             985      16,219
             Prepaid reinsurance premiums                                              1,683       2,460
             Unpaid losses and loss adjustment expenses                                3,280     (27,845)
             Unearned premiums                                                        (3,976)         62
             Due (from)/to affiliates                                                 (4,962)     (1,081)
             Reinsurance balances payable                                                858         630
             Due from brokers                                                         (5,771)        -
             Other                                                                       193       1,845
                                                                                -------------  ------------
      NET CASH USED FOR OPERATING ACTIVITIES                                         (18,338)    (10,308)
                                                                                -------------  ------------

      NET CASH FLOWS FROM INVESTING ACTIVITIES

         Available for sale:
            Acquisition of fixed maturities                                          (18,019)     (6,377)
            Proceeds from sale of fixed maturities                                    69,617      10,789
            Proceeds from maturities of fixed maturities                              19,854         805
         Net change in other invested assets                                            (964)       (981)
         Net change in short-term investments                                        (52,150)      5,950
                                                                                -------------  ------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                       18,338      10,186
                                                                                -------------  ------------

          NET DECREASE IN CASH                                                            -         (122)
           Cash, at beginning of period                                                   77         644
                                                                                -------------  ------------
             Cash, at the end of period                                             $     77     $   522
                                                                                =============  ============

See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)

                                                           ACCUMULATED
                                  COMMON                     OTHER
                                   STOCK    ADDITIONAL    COMPREHENSIVE
                                  $1 PAR      PAID-IN       INCOME/        RETAINED
                                  VALUE       CAPITAL        (LOSS)        EARNINGS       TOTAL
                                ----------  ----------     ----------     ----------   ----------
Balance, January 1, 2000          $7,079     $9,331         $(2,304)       $57,610      $71,716
Comprehensive income:
  Net income                                                                   287          287
  Other comprehensive income:
     Net change in unrealized
       loss on investments
       (net of deferred tax
       of $64)                                                  118                         118
     Less: reclassification of
       net securities losses
       included in net income
      (net of deferred tax of $16)                               31                          31
                                                                                       ----------
  Comprehensive income                                                                      436
                                ----------  ----------     ----------     ----------   ----------
Balance, March 31, 2000           $7,079      $9,331        $(2,155)       $57,897      $72,152
                                ==========  ==========     ==========     ==========   ==========

Balance, January 1, 2001          $7,079      $9,331        $   571        $26,810      $43,791
Comprehensive loss:
  Net loss                                                                 (14,277)     (14,277)
  Other comprehensive income:
     Net change in unrealized
       gain on investments                                    1,443                       1,443
     Less: reclassification of
       net securities gains
       included in net loss                                    (941)                       (941)
                                                                                       ----------
  Comprehensive loss                                                                    (13,775)
                                ----------  ----------     ----------     ----------   ----------
Balance, March 31, 2001          $ 7,079      $9,331        $  1,073       $12,533      $30,016
                                ==========  ==========     ==========     ==========   ==========


See Notes to Interim Consolidated Financial Statements.

                    ALLCITY INSURANCE COMPANY AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2000 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. Certain amounts for prior periods have been reclassified to conform with the 2001 presentation.

3. Certain information concerning the Company's segments for the three month periods ended March 31, 2001 and 2000 is as follows (in thousands):

                                                                     2001                 2000
                                                                  ----------           ----------
                  PREMIUMS EARNED
                     Small Business                                $ 1,219              $ 1,419
                     Mid-Market                                      2,847                3,032
                     Personal Lines (1)                              2,499                3,626
                                                                  ----------           ----------
                  Total Premiums Earned                            $ 6,565              $ 8,077
                                                                  ==========           ==========

                  LOSSES INCURRED
                     Small Business                                $ 3,867              $   753
                     Mid-Market                                      6,203                2,590
                     Personal Lines (1)                              4,107                2,449
                                                                  ----------           ----------
                  Total Losses Incurred                            $14,177              $ 5,792
                                                                  ==========           ==========

                  LOSS ADJUSTMENT EXPENSES INCURRED
                     Small Business                                $ 1,257              $   222
                  Mid-Market                                         2,016                  624
                     Personal Lines (1)                              1,334                  876
                                                                  ----------           ----------
                  Total Loss Adjustment Expenses
                      Incurred                                     $ 4,607              $ 1,722
                                                                  ==========           ==========

(1) Includes assigned risk automobile business which the Company no longer participates in effective January 1, 2000


4. On March 1, 2001, the Company, Empire Insurance Company (its parent company) and Centurion Insurance Company (an affiliate) (collectively referred to as the "Empire Group") announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the New York Insurance Department as required. Existing commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights (the "Tower Agreement"). Under the Tower Agreement, Tower will buy the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

        The Company increased reserves for loss and loss adjustment expenses by $11.7 million and $0.9 million for the three month periods ended March 31, 2001 and 2000, respectively. The increase during the first quarter of 2001 reflected adverse development in commercial package lines of business, primarily due to increases in severity of liability claims, adverse development in workers' compensation and automobile lines of business and an increase in estimated loss adjustment expenses related to claims handled in house. In addition, the Company wrote-off approximately $2.2 million of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

5. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). Under SFAS 133, the Company would reflect derivative instruments at fair value. The implementation of SFAS 133 did not have a material effect on the Company's financial position or results of operations.



ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
OF INTERIM OPERATIONS


        The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        For the three month periods ended March 31, 2001 and 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims.

        At March 31, 2001 and 2000, the yield on the Company's bond portfolio was 5.3% and 6.7%, respectively, with an average maturity of 1.0 year and 2.5 years, respectively. At March 31, 2001, a substantial portion of the Company's investment portfolio is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. A portion of the Company's invested assets represent an investment in a limited partnership which invests principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased.

        The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During each of the three month periods ended March 31, 2001 and 2000, the Company sold certain securities to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future.

INTERIM RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

        Net earned premium revenues of the Company were $6.6 million and $8.1 million for the three month periods ended March 31, 2001 and 2000, respectively. Earned and written premiums declined in almost all lines of business. The declines are due, in part, to previously announced decisions not to issue any new (as compared to renewal) insurance policies in any lines of business effective March 1, 2001, to non-renew all statutory automobile policies (public livery vehicles) effective March 1, 2001, and to not accept any new private passenger automobile policies effective December 2000. Any remaining commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower. Under the Tower Agreement, Tower will buy the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee that is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement provides that Tower must offer replacements for these policies. The closing of the transaction is subject to the approval of the New York Insurance Department.

        Pre-tax losses for the Company were $14.3 million and $0.1 million for the three month periods ended March 31, 2001 and 2000, respectively. The pre-tax losses include increases for loss and loss adjustment expenses for prior accident years of $11.7 million and $0.9 million for the three month periods ended March 31, 2001 and 2000, respectively. In addition, during the first quarter of 2001, the Empire Group wrote-off approximately $2.2 million of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

        During the first quarter of 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to an increase in severity of liability claims for accident years 1998 and prior. The Company, along with other carriers that write similar risks in the New York marketplace, has exposure for third party liability claims in many of its lines of business. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company has increased its loss reserve estimate by approximately $5.4 million due to an estimated increase in severity for certain of these exposures.

        First quarter 2001 reserve strengthening also resulted from unfavorable development principally in the Company's automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of business. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has strengthened loss reserves for all automobile lines by $2.7 million. In addition, during the first quarter, the Company recalculated its estimate of loss adjustment expenses and increased its reserve by $2.1 million, primarily as a result of increased costs to settle claims handled in house.

        In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. However, the reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised.


        Income taxes for 2000 reflect a benefit of $0.4 million for a change in the Company's estimated prior year's federal tax liability.


CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, consummation of the Tower Agreement, the ability to attract and retain key personnel, adverse selection through renewals of the Group's policies, the Group's ability to develop an alternative business model and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION
                           -------   -----------------


ITEM 5. OTHER INFORMATION
------

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------

        a)       Exhibits

                 None

        b)       Report on Form 8-K

                 The Company filed a current report on Form 8-K dated March 1, 2001, which sets forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ALLCITY INSURANCE COMPANY
                                                        Registrant




      Date: May 15, 2001                       By: /s/Rocco J. Nittoli
                                                  --------------------------
                                                   Rocco J. Nittoli
                                                   Chief Operating Officer