Form 10-Q
period 2001-06-30
ALLCITY INSURANCE CO /NY/
filed 2001-08-14
CIK 3642

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission File Number 1-7411

                             ALLCITY INSURANCE COMPANY
                           -----------------------------
             (Exact name of registrant as specified in its charter)

              New York                                     13-2530665
----------------------------------------                -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

335 Adams Street, Brooklyn, N.Y                          11201-3731
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (718)422-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

On August 10, 2001 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY

                                      INDEX




PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

ITEM 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2001
and December 31, 2000.....................................................     1

Consolidated Statements of Operations - Six months ended
June 30, 2001 and June 30, 2000...........................................     2

Consolidated Statements of Operations - Three months ended
June 30, 2001 and June 30, 2000...........................................     3

Consolidated Statements of Cash Flows - Six months
ended June 30, 2001 and June 30, 2000.....................................     4

Consolidated Statements of Changes in Shareholders' Equity -
Six months ended June 30, 2001 and June 30, 2000                               5

Notes to Interim Consolidated Financial Statements .......................   6-7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations......................  7-10

PART II  OTHER INFORMATION
-------  -----------------

ITEM 5.  Other Information ...............................................    11

ITEM 6.  Exhibits and Reports on Form 8 ..................................    11

Signature Page............................................................    12

                         PART 1 - FINANCIAL INFORMATION
                         ------   ---------------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)

                                                                                     June 30,  December 31,
                                                                                      2001          2000
                                                                                -------------- -------------
     ASSETS                                                                        (Unaudited)
      Investments:
       Fixed maturities
           Available for sale (amortized cost of
           $46,314 in 2001 and $118,833 in 2000)                                     $ 46,970    $119,029
           Held to maturity (fair value
           of $487 in 2001 and $483 in 2000)                                              478         486
         Equity securities available for sale                                             375         375
         Short-term                                                                    63,747       6,834
       Other invested assets                                                           39,060      37,149
                                                                                -------------- -------------
                                                        TOTAL INVESTMENTS             150,630     163,873

         Cash                                                                              77          77
         Agents' balances, less allowance for
          doubtful accounts ($1,196 in 2001 and
          $1,770 in 2000)                                                               2,666       5,773
         Accrued investment income                                                        998       2,329
         Reinsurance balances receivable                                              172,630     174,629
         Prepaid reinsurance premiums                                                  12,811      17,748
         Deferred policy acquisition costs                                                -         3,035
         Other assets                                                                   4,350       4,820
                                                                                -------------- -------------
                                                        TOTAL ASSETS                 $344,162    $372,284
                                                                                ============== =============
      LIABILITIES
         Unpaid losses                                                               $231,402    $239,051
         Unpaid loss adjustment expenses                                               31,907      29,455
         Unearned premiums                                                             22,647      32,622
         Due to affiliates                                                              1,535         649
         Reinsurance balances payable                                                   3,046       1,505
         Other liabilities                                                              7,639       8,725
         Surplus note                                                                  16,792      16,486
                                                                                -------------- -------------
                                                        TOTAL LIABILITIES             314,968     328,493
                                                                                -------------- -------------
      SHAREHOLDERS' EQUITY
         Common stock, $1 par value: 7,368,420
           shares authorized; 7,078,625 shares issued
           and outstanding in 2001 and 2000                                             7,079    7,079
         Additional paid-in capital                                                     9,331       9,331
         Accumulated other comprehensive income                                         1,031         571
         Retained earnings                                                             11,753      26,810
                                                                                -------------- -------------
                          TOTAL SHAREHOLDERS' EQUITY                                   29,194      43,791
                                                                                -------------- -------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $344,162    $372,284
                                                                                ============== =============

See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)



                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                ----------------------------
                                                                                      2001         2000
                                                                                -------------- -------------
     REVENUES
        Premiums earned                                                            $11,887      $16,031
      Net investment income                                                          5,042        6,534
        Net realized securities gains/(losses)                                       1,016         (588)
        Other income                                                                    84          111
                                                                                -------------- -------------
                                                                                    18,029       22,088
                                                                                -------------- -------------
     LOSSES AND EXPENSES
        Losses                                                                      18,763       11,300
        Loss adjustment expenses                                                     6,075        3,722
        Other underwriting expenses less deferrals
         of $1,783 in 2001 and $4,173 in 2000                                        3,124        3,802
        Amortization of deferred policy
          acquisition costs                                                          4,818        3,937
        Interest on surplus note                                                       306          302
                                                                                -------------- -------------
                                                                                    33,086       23,063
                                                                                -------------- -------------

     LOSS BEFORE FEDERAL INCOME TAXES                                              (15,057)        (975)

     FEDERAL INCOME TAXES
         Current tax expense                                                           -              2
         Deferred tax benefit                                                          -           (700)
                                                                                -------------- -------------
                                                                                       -           (698)
                                                                                -------------- -------------
                                                     NET LOSS                     $(15,057)     $  (277)
                                                                                ============== =============



Per share data, based on 7,078,625 average shares outstanding in 2001 and 2000:

           BASIC AND FULLY DILUTED LOSS PER SHARE                                   $(2.13)     $ (0.04)
                                                                                ============== =============


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)



                                                                                     THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------- -------------
                                                                                      2001         2000
                                                                                -------------- -------------
     REVENUES
        Premiums earned                                                             $5,322       $7,954
      Net investment income                                                          2,351        3,249
        Net realized securities gains/(losses)                                           4         (367)
        Other income                                                                    38           43
                                                                                -------------- -------------
                                                                                     7,715       10,879
                                                                                -------------- -------------
     LOSSES AND EXPENSES
        Losses                                                                       4,586        5,508
        Loss adjustment expenses                                                     1,468        2,000
        Other underwriting expenses less deferrals
         of $672 in 2001 and $1,787 in 2000                                          1,269        2,033
        Amortization of deferred policy
          acquisition costs                                                          1,032        2,047
        Interest on surplus note                                                       140          158
                                                                                -------------- -------------
                                                                                     8,495       11,746
                                                                                -------------- -------------

     LOSS BEFORE FEDERAL INCOME TAXES                                                 (780)        (867)

     FEDERAL INCOME TAXES
        Current tax expense                                                            -              2
      Deferred tax benefit                                                             -           (305)
                                                                                -------------- -------------
                                                                                       -           (303)
                                                                                -------------- -------------
                                                     NET LOSS                      $(780)        $( 564)
                                                                                ============== =============



Per share data, based on 7,078,625 average shares outstanding in 2001 and 2000:


           BASIC AND FULLY DILUTED LOSS PER SHARE                                 $(0.11)        $(0.08)
                                                                                ============== =============


See Notes to Interim Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -------------- -------------
                                                                                      2001        2000
                                                                                -------------- -------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                                 $(15,057)    $  (277)
           Adjustment to reconcile net loss to
             net cash used for operations:
             Deferred tax benefit                                                      -          (700)
             Amortization of deferred policy acquisition
               costs                                                                 4,818       3,937
             Provision for doubtful accounts                                          (574)         24
             Net realized securities (gains)/losses                                 (1,016)        588
             Policy acquisition costs incurred and deferred                         (1,783)     (4,173)
           Net changes in:
             Agents' balances                                                        3,681         327
             Reinsurance balances receivable                                         1,999      32,942
             Prepaid reinsurance premiums                                            4,937       2,788
             Unpaid losses and loss adjustment expenses                             (5,197)    (54,551)
             Unearned premiums                                                      (9,975)     (1,536)
             Due (from)/to affiliates                                                  886     (11,437)
             Reinsurance balances payable                                            1,541       1,084
             Other                                                                   1,209       1,107
                                                                                -------------- -------------
      NET CASH USED FOR OPERATING ACTIVITIES                                       (14,531)    (29,877)
                                                                                -------------- -------------

      NET CASH FLOWS FROM INVESTING ACTIVITIES

         Available for sale:
            Acquisition of fixed maturities                                        (19,559)     (6,377)
            Proceeds from sale of fixed maturities                                  72,372      32,322
            Proceeds from maturities of fixed maturities                            20,542         804
         Net change in other invested assets                                        (1,911)     (2,203)
         Net change in short-term investments                                      (56,913)      4,795
                                                                                -------------- -------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                     14,531      29,341
                                                                                -------------- -------------

          NET DECREASE IN CASH                                                         -          (536)
           Cash, at beginning of period                                                 77         644
                                                                                -------------- -------------
             Cash, at the end of period                                           $     77     $   108
                                                                                ============== =============

See Notes to Interim Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except par value amounts)

                                                         ACCUMULATED
                                  COMMON                    OTHER
                                   STOCK    ADDITIONAL  COMPREHENSIVE
                                  $1 PAR     PAID-IN       INCOME/         RETAINED
                                   VALUE     CAPITAL        (LOSS)         EARNINGS       TOTAL
                                 ---------  ---------      ----------     ----------   ----------
Balance, January 1, 2000          $7,079     $9,331         $(2,304)       $57,610      $71,716
Comprehensive income:
  Net loss                                                                    (277)        (277)
  Other comprehensive income:
     Net change in unrealized
       loss on investments
       (net of deferred tax
       expense of $283)                                         526                         526
     Less: reclassification of
       net securities losses
       included in net loss
      (net of deferred tax benefit
        of $76)                                                 141                         141
                                                           ----------     ----------   ----------
  Comprehensive income                                          667           (277)         390
                                 ---------  ---------      ----------     ----------   ----------
Balance, June 30, 2000            $7,079     $9,331         $(1,637)       $57,333      $72,106
                                 =========  =========      ==========     ==========   ==========

Balance, January 1, 2001          $7,079     $9,331         $   571        $26,810      $43,791
Comprehensive loss:
  Net loss                                                                 (15,057)     (15,057)
  Other comprehensive loss:
     Net change in unrealized
       gain on investments                                    1,444                       1,444
     Less: reclassification of
       net securities gains
       included in net loss                                    (984)                       (984)
                                                           ----------     ----------   ----------
  Comprehensive loss                                            460        (15,057)     (14,597)
                                 ---------  ---------      ----------     ----------   ----------
Balance, June 30, 2001            $7,079     $9,331        $  1,031        $11,753      $29,194
                                 =========  =========      ==========     ==========   ==========

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


3. On March 1, 2001, the Company, Empire Insurance Company (its parent company) and Centurion Insurance Company (an affiliate) (collectively referred to as the "Empire Group") announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the New York Insurance Department (the "Department") as required. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

         The Company increased reserves for loss and loss adjustment expenses by $11.7 million and $1.8 million for the six month periods ended June 30, 2001 and 2000, respectively, and $0.9 million for the three month period ended June 30, 2000. The increase during the six month period ended June 30, 2001 reflected adverse development in commercial package lines of business, primarily due to increases in severity of liability claims, adverse development in workers' compensation and automobile lines of business and an increase in estimated loss adjustment expenses related to claims handled in house. In addition, the Company wrote-off approximately $2.6 million and $0.4 million of deferred policy acquisition costs during the six and three month periods ended June 30, 2001, respectively, as their recoverability from premiums and related investment income was no longer anticipated.

         In July 2001, the Department informed the Company and its parent of its examination findings concerning the three-year period ended December 31, 1999. The report on examination has not been filed and the Company and its parent are in the process of reviewing these findings with the Department. Among other matters, the Department's report indicated a loss reserve deficiency for the Company and its parent, of which $9.0 million was attributed to the Company. Although this deficiency is less than the combined surplus of the Company and its parent, after it is allocated between them in accordance with the pooling agreement, this deficiency causes its parent's stand alone statutory surplus to fall below minimum required levels. In addition, the current structure causes its parent's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. Accordingly, the Company and its parent are evaluating reorganizing the current structure to reduce and/or eliminate these statutory limitations. Additionally, the Company and its parent are considering certain other transactions to increase the parent's surplus above the minimum required level on a stand alone basis.

         A meeting has been scheduled with the Department for the end of August 2001 to review the Company's response to these findings. In addition, the parent believes that the above transactions will serve as a basis for providing the Department by the end of August 2001 with a plan for remedying its surplus deficiency. Such a plan is subject to the review and approval of the Department. No assurance can be given that such a plan will be approved by the Department or that material adverse regulatory action will not be taken.

4. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). Under SFAS 133, the Company would reflect derivative instruments at fair value. The implementation of SFAS 133 did not have a material effect on the Company's financial position or results of operations.

5. As a result of the Empire Group's actions outlined in Note 3 above and a consolidation of the Empire Group's internal management organization in 2001, the Company's prior business segments of Small Business, Mid-Market and Personal Lines have been eliminated. Accordingly, the disclosures for these prior business segments have been eliminated.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
OF INTERIM OPERATIONS


     The  following   should  be  read  in  conjunction  with  the  Management's
Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month periods ended June 30, 2001 and 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims.

     At June 30, 2001 and 2000, the yield on the Company's bond portfolio was 4.5% and 6.8%, respectively, with an average maturity of 1.0 year and 2.0 years, respectively. At June 30, 2001, a substantial portion of the Company's investment portfolio is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. A portion of the Company's invested assets represent an investment in a limited partnership which invests principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased.

     The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During each of the six month periods ended June 30, 2001 and 2000, the Company sold certain securities to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future.

INTERIM RESULTS OF OPERATIONS-SIX AND THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2000.

     Net earned premium revenues of the Company were $11.9 million and $16.0 million for the six month periods ended June 30, 2001 and 2000, respectively, and $5.3 million and $8.0 million for the three month periods ended June 30, 2001 and 2000, respectively. Earned and written premiums declined in almost all lines of business. The declines are due, in part, to previously announced decisions not to issue any new (as compared to renewal) insurance policies in any lines of business effective March 1, 2001, to non-renew all statutory automobile policies (public livery vehicles) effective March 1, 2001, and to not accept any new private passenger automobile policies effective December 2000. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

     Pre-tax losses for the Company were $15.1 million and $1.0 million for the six month periods ended June 30, 2001 and 2000, respectively, and $0.8 million and $0.9 million for the three month periods ended June 30, 2001 and 2000, respectively. The pre-tax losses include increases for loss and loss adjustment expenses for prior accident years of $11.7 million and $1.8 million for the six month periods ended June 30, 2001 and 2000, respectively, and $0.9 million for the three month period ended June 30, 2000. In addition, during the six and three month periods ended June 30, 2001, the Company wrote-off approximately $2.6 million and $0.4 million, respectively, of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

     During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to an increase in severity of liability claims for accident years 1998 and prior. The Empire Group, along with other carriers that write similar risks in the New York marketplace, has exposure for third party liability claims in many of its lines of business. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company has increased its loss reserve estimate for the six month period ended June 30, 2001 by approximately $5.4 million due to an estimated increase in severity for certain of these exposures.

     Reserve strengthening in the six month period ended June 30, 2001 also resulted from unfavorable development principally in its automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of business. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has strengthened loss reserves for all automobile lines by $2.7 million for the six month period ended June 30, 2001. In addition, during the six month period ended June 30, 2001, the Empire Group recalculated its estimate of loss adjustment expenses and increased its reserve by $2.1 million, primarily as a result of increased costs to settle claims handled in house.

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

     In July 2001, the Department informed the Company and its parent of its examination findings concerning the three-year period ended December 31, 1999. The report on examination has not been filed and the Company and its parent are in the process of reviewing these findings with the Department. Among other matters, the Department's report indicated a loss reserve deficiency for the Company and its parent, of which $9.0 million was attributed to the Company. Although this deficiency is less than the combined surplus of the Company and its parent, after it is allocated between them in accordance with the pooling agreement, this deficiency causes its parent's stand alone statutory surplus to fall below minimum required levels. In addition, the current structure causes its parent's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. Accordingly, the Company and its parent are evaluating reorganizing the current structure to reduce and/or eliminate these statutory limitations. Additionally, the Company and its parent are considering certain other transactions to increase the parent's surplus above the minimum required level on a stand alone basis.

     A meeting has been scheduled with the Department for the end of August 2001 to review the Company's response to these findings. In addition, the parent believes that the above transactions will serve as a basis for providing the Department by the end of August 2001 with a plan for remedying its surplus deficiency. Such a plan is subject to the review and approval of the Department. No assurance can be given that such a plan will be approved by the Department or that material adverse regulatory action will not be taken.

     Income taxes for the six months ended June 30, 2000 reflect a benefit of $0.4 million for a change in the Company's estimated prior year's federal tax liability.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, effectiveness of the Tower agreement, the ability to attract and retain key personnel, adverse selection through renewals of the Empire Group's policies, the Empire Group's ability to develop an alternative business model, regulatory approval of the Empire Group's plan in response to the findings of the Department, adverse regulatory action against the Empire Group and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION
                           -------   -----------------


ITEM 5.         OTHER INFORMATION
------

                None.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
------

                a)      Exhibits

                        None

                b)      Report on Form 8-K

                        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALLCITY INSURANCE COMPANY
                                                       Registrant




Date:  August 14, 2001                          By:  /s/Rocco J.  Nittoli
                                                    -------------------------
                                                    Rocco J. Nittoli  Chief
                                                    Operating Officer