Form 10-Q/A
period 2001-03-31
ALLCITY INSURANCE CO /NY/
filed 2001-09-14
CIK 3642

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1


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


                          Commission File Number 1-7411


                            ALLCITY INSURANCE COMPANY
                            -------------------------
             (Exact name of registrant as specified in its charter)


            New York                                             13-2530665
----------------------------------                           ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)



335 Adams Street, Brooklyn, N.Y.                      11201-3731
----------------------------------------              ----------
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



76830.0146

                                EXPLANATORY NOTE

Allcity Insurance Company (the "Company") hereby amends and restates in its entirety "Item 2. Management's Discussion and Analysis of Financial Condition and Interim Results of Operations" of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 on this Form 10-Q/A as follows:

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


           As a result of its decision to exit all lines of business, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future. During 2001, the Company replaced a significant portion of its fixed maturities investment portfolio with shorter term investments in order to shorten its duration to match its cash needs.

           In April 2001, the Group's A.M. Best Company rating was downgraded from B+ (Very Good) to C++ (Marginal). As a result of the Group having filed a plan of orderly withdrawal with the Department, its decision to cease writing any business and the substantial loss reported for the year 2000, the Company does not expect that the downgrade will have a material impact on its operations.


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


                                              ALLCITY INSURANCE COMPANY
                                              Registrant

Date: September 14, 2001                      By: /s/ Rocco J. Nittoli
      ------------------                          ---------------------------
                                                  Rocco J. Nittoli
                                                  Chief Operating Officer