Form 10-Q/A
period 2001-06-30
ALLCITY INSURANCE CO /NY/
filed 2001-09-14
CIK 3642

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



76830.0146

                                EXPLANATORY NOTE

Allcity Insurance Company (the "Company") hereby amends and restates in its entirety "Item 2. Management's Discussion and Analysis of Financial Condition and Interim Results of Operations" of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 on this Form 10-Q/A as follows:

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