Form 10-Q
period 2001-09-30
ALLCITY INSURANCE CO /NY/
filed 2001-11-14
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

On November 9, 2001 there were 7,078,625 shares of Common Stock outstanding.

                         PART 1 - FINANCIAL INFORMATION
                         ------   ---------------------

ITEM 1. FINANCIAL STATEMENTS

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands, except par value)


                                                                                September 30,   December 31,
                                                                                    2001             2000
                                                                               -------------   -------------
ASSETS                                                                         (Unaudited)
    Investments:
    Fixed Maturities
      Available for sale (amortized cost of
      $73,698 in 2001 and $118,833 in 2000)                                    $     74,469    $    119,029
      Held to maturity (fair value
      of $491 in 2001 and $483 in 2000)                                                 482             486
    Equity securities available for sale                                                375             375
    Short-term                                                                       46,903           6,834
  Other invested assets                                                              24,779          37,149
                                                                               -------------   -------------
                                 TOTAL INVESTMENTS                                  147,008         163,873
                                                                               -------------   -------------

    Cash                                                                                  9              77
    Agents' balances, less allowance for
     doubtful accounts ($1,140 in 2001 and
     $1,770 in 2000)                                                                  1,796           5,773
    Accrued investment income                                                           476           2,329
    Reinsurance balances receivable                                                 178,589         174,629
    Prepaid reinsurance premiums                                                      7,776          17,748
    Deferred policy acquisition costs                                                  --             3,035
    Due from brokers                                                                  5,000            --
    Other assets                                                                      4,172           4,820
                                                                               -------------   -------------
                                    TOTAL ASSETS                               $    344,826    $    372,284
                                                                               =============   =============

LIABILITIES
    Unpaid losses                                                              $    237,292    $    239,051
    Unpaid loss adjustment expenses                                                  30,396          29,455
    Unearned premiums                                                                13,946          32,622
    Due to affiliates                                                                 8,539             649
    Reinsurance balances payable                                                      5,171           1,505
    Other liabilities                                                                 7,119           8,725
    Surplus note                                                                     16,910          16,486
                                                                               -------------   -------------
                               TOTAL LIABILITIES                                    319,373         328,493
                                                                               -------------   -------------

SHAREHOLDERS' EQUITY
    Common stock, $1 par value: 7,368,420
      shares authorized; 7,078,625 shares issued
      and outstanding in 2001 and 2000                                                7,079           7,079
    Additional paid-in capital                                                        9,331           9,331
    Accumulated other comprehensive income                                            1,146             571
    Retained earnings                                                                 7,897          26,810
                      TOTAL SHAREHOLDERS' EQUITY                                     25,453          43,791
                                                                               -------------   -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    344,826    $    372,284
                                                                               =============   =============

See Notes to Interim Consolidated Financial Statements

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF OPERATIONS (UNAUDITED)
For the nine months ended September 30, 2001 and 2000
(In thousands, except share and per share amounts)




                                                                                                    2001            2000
                                                                                               -------------   -------------
  REVENUES
     Premiums earned                                                                           $     14,949    $     23,650
   Net investment income                                                                              7,135           9,598
     Net realized securities gains/(losses)                                                           1,463            (298)
     Other income                                                                                       107             162
                                                                                               -------------   -------------
                                                                                                     23,654          33,112
                                                                                               -------------   -------------
  LOSSES AND EXPENSES
     Losses                                                                                          25,017          18,523
     Loss adjustment expenses                                                                         7,928           8,362
     Other underwriting expenses less deferrals
       of $1,783 in 2001 and $5,750 in 2000                                                           4,380           5,707
     Amortization of deferred policy acquisition costs                                                4,818           5,826
     Interest on surplus note                                                                           424             468
                                                                                               -------------   -------------
                                                                                                     42,567          38,886
                                                                                               -------------   -------------

LOSS BEFORE FEDERAL INCOME TAXES                                                                    (18,913)         (5,774)

  FEDERAL INCOME TAXES
      Current tax expense                                                                                -                3
      Deferred tax benefit                                                                               -           (2,380)
                                                                                               -------------   -------------
                                                                                                         -           (2,377)
                                                                                               -------------   -------------
                                                  NET LOSS                                     $    (18,913)   $     (3,397)
                                                                                               =============   =============



  Per share data, based on 7,078,625 average shares outstanding in 2001 and 2000:

        BASIC AND FULLY DILUTED LOSS PER SHARE                                                 $      (2.67)   $      (0.48)
                                                                                               =============   =============


See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF OPERATIONS (UNAUDITED)
For the  three  months  ended  September  30,  2001  and  2000
(In thousands, except share and per share amounts)


                                                                                       2001            2000
                                                                               -------------   -------------
REVENUES
   Premiums earned                                                             $      3,062    $      7,619
 Net investment income                                                                2,093           3,064
   Net realized securities gains                                                        447             290
   Other income                                                                          23              51
                                                                               -------------   -------------
                                                                                      5,625          11,024
                                                                               -------------   -------------
LOSSES AND EXPENSES
   Losses                                                                             6,254           7,223
   Loss adjustment expenses                                                           1,853           4,640
   Other underwriting expenses less deferrals
     of $0 in 2001 and $1,577 in 2000                                                 1,256           1,905
    Amortization of deferred policy acquisition costs                                  --             1,889
   Interest on surplus note                                                             118             166
                                                                               -------------   -------------
                                                                                      9,481          15,823
                                                                               -------------   -------------

LOSS BEFORE FEDERAL INCOME TAXES                                                     (3,856)         (4,799)

FEDERAL INCOME TAXES
   Current tax expense                                                                    -               1
   Deferred tax benefit                                                                   -          (1,680)
                                                                                          -          (1,679)
                                                                               -------------   -------------
                                                NET LOSS                       $     (3,856)   $     (3,120)
                                                                               =============   =============



Per share data, based on 7,078,625 average shares outstanding in 2001 and 2000:


      BASIC AND FULLY DILUTED LOSS PER SHARE                                   $      (0.54)   $      (0.44)
                                                                               =============   =============

See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2001 and 2000
(In thousands)

                                                                   2001            2000
                                                           -------------   -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $    (18,913)   $     (3,397)
     Adjustment to reconcile net loss to
       net cash used for operations:
       Deferred tax benefit                                        --            (2,380)
       Amortization of deferred policy acquisition
         costs                                                    4,818           5,826
       Provision for doubtful accounts                             (630)             29
       Net realized securities (gains)/losses                    (1,463)            298
       Policy acquisition costs incurred and deferred            (1,783)         (5,750)
     Net changes in:
       Agents' balances                                           4,607            (245)
       Reinsurance balances receivable                           (3,960)         43,538
       Prepaid reinsurance premiums                               9,972           3,893
       Unpaid losses and loss adjustment expenses                  (818)        (64,893)
       Unearned premiums                                        (18,676)         (4,159)
       Due (from)/to affiliates                                   7,890         (13,391)
       Reinsurance balances payable                               3,666           2,619
       Other                                                      1,478             558
                                                           -------------   -------------
NET CASH USED FOR OPERATING ACTIVITIES                          (13,812)        (37,454)
                                                           -------------   -------------

NET CASH FLOWS FROM INVESTING ACTIVITIES

   Available for sale:
      Acquisition of fixed maturities                           (62,829)        (11,235)
      Proceeds from sale of fixed maturities                     88,338          52,873
      Proceeds from maturities of fixed maturities               20,934           2,761
   Net change in other invested assets                            7,370          (3,382)
   Net change in short-term investments                         (40,069)         (4,074)
                                                           -------------   -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        13,744          36,943
                                                           -------------   -------------

    NET DECREASE IN CASH                                            (68)           (511)
     Cash, at beginning of period                                    77             644
                                                           -------------   -------------
       Cash, at the end of period                               $     9    $        133
                                                           =============   =============

See Notes to Interim Consolidated Financial Statements

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF CHANGES IN SHAREHOLDERS'  EQUITY (UNAUDITED)
For the nine months ended September 30, 2001 and 2000
(In thousands, except par value)


                                                               ACCUMULATED
                                       COMMON                      OTHER
                                        STOCK     ADDITIONAL   COMPREHENSIVE
                                       $1 PAR      PAID-IN       INCOME/          RETAINED
                                        VALUE      CAPITAL        (LOSS)          EARNINGS         TOTAL
                                  -------------  -------------  -------------  -------------  -------------
Balance, January 1, 2000          $      7,079   $      9,331   $     (2,304)  $     57,610   $     71,716
Comprehensive income (loss):
  Net loss                                                                           (3,397)        (3,397)
  Other comprehensive income:
     Net change in unrealized
       loss on investments
       (net of deferred tax
        of $590)                                                       1,095                         1,095
     Less: reclassification of
       net securities losses
       included in net loss
      (net of deferred tax
        of $367)                                                         681                           681
                                                                -------------  -------------  -------------
  Comprehensive income (loss)                                          1,776         (3,397)        (1,621)
                                  -------------  -------------  -------------  -------------  -------------
Balance, September 30, 2000       $      7,079   $      9,331   $       (528)  $     54,213   $     70,095
                                  =============  =============  =============  =============  =============

Balance, January 1, 2001          $      7,079   $      9,331   $        571   $     26,810   $     43,791
Comprehensive loss:
  Net loss                                                                          (18,913)       (18,913)
  Other comprehensive loss:
     Net change in unrealized
       gain on investments
     Less: reclassification of                                         1,795                         1,795
       net securities gains
       included in net loss                                           (1,220)                       (1,220)
                                                                -------------  -------------  -------------
  Comprehensive loss                                                     575        (18,913        (18,338)
                                  -------------  -------------  -------------  -------------  -------------
Balance, September 30, 2001       $      7,079   $      9,331   $      1,146   $      7,897   $     25,453
                                  =============  =============  =============  =============  =============

See Notes to Interim Consolidated Financial Statements

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

3. On March 1, 2001, the Company, Empire Insurance Company ("Empire", its parent company) and Centurion Insurance Company (an affiliate) (collectively referred to as the "Empire Group") announced that, effective immediately, the Empire Group would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the New York Insurance Department (the "Department") as required. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under an agreement for the sale of the Empire Group's renewal rights. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

         As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and loss adjustment expenses of $800,000, primarily relating to business interruption coverage. Due to the recency and nature of this event, the Company is just beginning to receive the related claims and, accordingly, the loss estimate from this event is likely to be revised.

         The Company increased reserves for loss and loss adjustment expenses by $17,700,000 and $5,700,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $4,400,000 and $3,900,000 for the three month periods ended September 30, 2001 and 2000, respectively. The increase during the nine month period ended September 30, 2001 reflects adverse development in commercial package lines of business, primarily due to increases in severity of liability claims, adverse development in workers' compensation and automobile lines of business and an increase in estimated loss adjustment expenses related to claims handled in house. In addition, the Company also increased its reserve for loss adjustment expenses as a result of the increases to its loss reserves. The Company also expensed $2,600,000 of deferred policy acquisition costs during the nine month period ended September 30, 2001, as their recoverability from premiums and related investment income was no longer anticipated.

         During the third quarter of 2001, the Department informed the Company and Empire of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November. Among other matters, the Department's report indicated a loss and loss adjustment expense reserve deficiency for the Company and Empire. In addition, the Empire Group's current structure causes Empire's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. The effect of this limitation is to reduce Empire's stand alone statutory surplus below the minimum required level. The combined statutory surplus of the Empire Group is $22,700,000 as of September 30, 2001; however, the stand alone surplus of Empire (the parent company of the Empire Group) is a deficit of $5,100,000. The Company and Empire have responded to the Department's examination findings and concluded that based on subsequent adverse development the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates and that, as of September 30, 2001, the Company's and Empire's reserve levels for losses and loss adjustment expenses prior to December 31, 1999 were consistent with the Department's findings. Empire has also submitted to the Department a plan for remedying its surplus deficiency. The plan includes reorganizing the Empire Group's current structure to reduce and/or eliminate the aforementioned statutory limitations as well as certain other transactions to increase Empire's surplus above the minimum required level on a stand alone basis and which will also increase surplus for the Group. As part of this plan, Empire has filed a request with the Department to approve the merger of Empire with one of its other subsidiaries, and has begun to initiate certain other transactions, some of which will require the Department's further review and approval. No assurance can be given that these requests will be approved by the Department or that material adverse regulatory action will not be taken.

4. As a result of the Empire Group's actions outlined in Note 3 above and a consolidation of the Empire Group's internal management organization in 2001, the Company's prior business segments of Small Business, Mid-Market and Personal Lines have been eliminated. Accordingly, the disclosures for these prior business segments have been eliminated.


5. In November 2001, the Empire Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation only affects personal lines policies renewed on or after January 1, 2002, and would only impact the Company for losses on policies that provided coverage in excess of its retained reinsurance limit of $300,000. Currently, the Empire Group has approximately 300 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $500,000 per occurrence. Under the pooling agreement, 70% of such losses would be assumed by Empire and 30% would be retained by the Company. The Empire Group is in the process of reviewing its options of finding comparable reinsurance coverage with another reinsurer or not replacing such coverage.

6. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). Under SFAS 133, the Company would reflect derivative instruments at fair value. The implementation of SFAS 133 did not have a material effect on the Company's financial position or results of operations.

7. In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which will be effective for fiscal years beginning after December 15, 2001. The Company is evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
OF INTERIM OPERATIONS


      The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10-K.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine month periods ended September 30, 2001 and 2000, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims.

      At September 30, 2001 and 2000, the yield on the Company's bond portfolio was 3.2% and 6.6%, respectively, with an average maturity of 0.6 years and 1.9 years, respectively. At September 30, 2001, a substantial portion of the Company's investment portfolio is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. A portion of the Company's invested assets represent an investment in a limited partnership which invests principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased. The Company is in the process of liquidating this portfolio and reinvesting it in more liquid securities.

      The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income and the maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During each of the nine month periods ended September 30, 2001 and 2000, the Company sold certain securities to meet short-term cash flow needs. The Company does not presently anticipate paying dividends in the near future.

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

INTERIM RESULTS OF OPERATIONS-NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000.

      Net earned premium revenues of the Company were $14,900,000 and $23,700,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $3,100,000 and $7,600,000 for the three month periods ended September 30, 2001 and 2000, respectively. The declines are due, in part, to previously announced decisions not to issue any new (as compared to renewal) insurance policies in any lines of business effective March 1, 2001, to non-renew all statutory automobile policies (public livery vehicles) effective March 1, 2001, and to not accept any new private passenger automobile policies effective December 2000. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower. Starting in the second quarter, Tower purchased the renewal rights for substantially all of the Empire Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is not expected to be material. The Empire Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. For commercial lines, the Empire Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Empire Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower agreement provides that Tower must offer replacements for these policies.

      Excluding the remaining terms of existing policies that the Empire Group intends to either non-renew, cancel or that will be transferred to Tower, as of September 30, 2001, the Empire Group's in force premium volume totaled $12,200,000 of which the Company's portion is $2,400,000. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Empire Group exercises its non-renewal rights under New York insurance law.

      Pre-tax losses for the Company were $18,900,000 and $5,800,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $3,900,000 and $4,800,000 for the three month periods ended September 30, 2001 and 2000, respectively. The Company's pre-tax losses include increases for loss and loss adjustment expenses for prior accident years of $17,700,000 and $5,700,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $4,400,000 and $3,900,000 for the three month periods ended September 30, 2001 and 2000, respectively. In addition, during the nine month period ended September 30, 2001, the Company expensed $2,600,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

      During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company has increased its loss reserve estimate for the nine month period ended September 30, 2001 by $6,900,000 due to an estimated increase in severity for certain of these exposures.

      Reserve strengthening in the nine month period ended September 30, 2001 also resulted from unfavorable development principally in its automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of insurance. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has strengthened loss reserves for all automobile lines by $3,300,000 for the nine month period ended September 30, 2001. In addition, the Company also increased its reserve for loss adjustment expenses by $5,500,000 as a result of the increases to its loss reserves.

      As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and loss adjustment expenses of $800,000, primarily relating to business interruption coverage. Due to the recency and nature of this event, the Company is just beginning to receive the related claims and, accordingly, the loss estimate from this event is likely to be revised.

      During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except worker's compensation. Under these contracts, the Company paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. Net earned premiums revenues of the Company were reduced for retrospective reinsurance premiums by $2,400,000 and $1,400,000 for the nine and three month periods ended September 30, 2001, respectively, and $500,000 and $200,000, respectively, for the comparable periods in 2000.

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

      During the third quarter of 2001, the Department informed the Company and Empire of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November. Among other matters, the Department's report indicated a loss and loss adjustment expense reserve deficiency for the Company and Empire. In addition, the Empire Group's current structure causes Empire's surplus to be reduced by a statutory limitation on the amount that it can invest in its insurance subsidiaries. The effect of this limitation is to reduce Empire's stand alone statutory surplus below the minimum required level. The combined statutory surplus of the Empire Group is $22,700,000 as of September 30, 2001; however, the stand alone surplus of Empire (the parent company of the Empire Group) is a deficit of $5,100,000. The Company and Empire have responded to the Department's examination findings and concluded that based on subsequent adverse development the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates and that, as of September 30, 2001, the Company's and Empire's reserve levels for losses and loss adjustment expenses prior to December 31, 1999 were consistent with the Department's findings. Empire has also submitted to the Department a plan for remedying its surplus deficiency. The plan includes reorganizing the Empire Group's current structure to reduce and/or eliminate the aforementioned statutory limitations as well as certain other transactions to increase Empire's surplus above the minimum required level on a stand alone basis and which will also increase surplus for the Group. As part of this plan, Empire has filed a request with the Department to approve the merger of Empire with one of its other subsidiaries, and has begun to initiate certain other transactions, some of which will require the Department's further review and approval. No assurance can be given that these requests will be approved by the Department or that material adverse regulatory action will not be taken.

      Net investment income for the nine and three month periods ended September 30, 2001 was lower than for the comparable 2000 periods due to a reduction in investments held in order to fund operations and a reduction in investment yields resulting from lower interest rates and the Company's decision to shorten the duration of its investment portfolio.

      Income taxes for the nine months ended September 30, 2000 reflect a benefit of $400,000 for a change in the Company's estimated prior year's federal tax liability.

      In November 2001, the Empire Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation only affects personal lines policies renewed on or after January 1, 2002, and would only impact the Company for losses on policies that provided coverage in excess of its retained reinsurance limit of $300,000. Currently, the Empire Group has approximately 300 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $500,000 per occurrence. Under the pooling agreement, 70% of such losses would be assumed by Empire and 30% would be retained by the Company. The Empire Group is in the process of reviewing its options of finding comparable reinsurance coverage with another reinsurer or not replacing such coverage.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

      Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and loss adjustment expense reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, effectiveness of the Tower agreement, the ability to attract and retain key personnel, adverse selection through renewals of the Empire Group's policies, the Empire Group's ability to develop an alternative business model, regulatory approval of the Empire Group's proposed actions in response to the findings of the Department, adverse regulatory action against the Empire Group and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION
                           -------   -----------------


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits

              None

        b)    Report on Form 8-K

              None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ALLCITY INSURANCE COMPANY
                                                      Registrant




Date: November 14, 2001                        By: /s/Rocco J. Nittoli
      -----------------                            ----------------------------
                                                   Rocco J. Nittoli
                                                   Chief Operating Officer