Form 10-K/A
period 2000-12-31
ALLCITY INSURANCE CO /NY/
filed 2002-02-07
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___to___

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


          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
       Title of each class                          which registered
       -------------------                          ----------------
                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)


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


DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Allcity Insurance Company (the "Company") for the fiscal year ended December 31, 2000. Prior to the filing of this Report on Form 10-K/A, the Company filed Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2001 (as amended), June 30, 2001 (as amended) and September 30, 2001, as well as Current Reports on Form 8-K dated March 31, 2001 and January 2, 2002. All of these reports should be considered in connection with this Form 10-K/A.

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

As of March 3, 2001, the Group was rated "B+" (very good) by A.M. Best Company ("Best") and rated "BB-" (marginal) by Standards & Poors Insurance Rating Services ("S&P"). Should the Group decide to commence new property and casualty insurance operations or enter into an insurance joint venture, its existing ratings may affect its ability to pursue its plans. As with all ratings, Best and S&P ratings are subject to change at any time.

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


As reflected in the above table, the Company's reported loss and loss adjustment expense reserves as of the end of each calendar year were subsequently determined to be deficient. This adverse development first became apparent to the Company during the 1995 calendar year, when an increase to prior years' reserves was recorded for the first time. In each subsequent calendar year, the Company's recalculation of the reserve balances for prior periods continued to result in higher reserve estimates. These higher reserve estimates were reflected in the Company's annual financial statements upon determination.

During the period from 1991 through 2000, the Company recorded in its Statements of Operations total net adverse reserve development of $57.6 million, as disclosed in the Reconciliation of Liability for Losses and LAE table for such years. This adverse development was experienced in substantially all of the Company's lines of insurance; however, the amount of reserve increases and the periods in which the reserves were recorded were not the same for all lines of insurance. On a calendar year basis, the aggregate $57.6 million adverse reserve development was recorded, as set forth in the table below:

                                                                 Redundancy/
                                                                (Deficiency)
Calendar year recorded                                         (in thousands)
----------------------                                         --------------

1991                                                                   $  576
1992                                                                      191
1993                                                                      196
1994                                                                    2,934
1995                                                                 (10,266)
1996                                                                  (8,134)
1997                                                                  (8,304)
1998                                                                 (12,891)
1999                                                                  (6,014)
2000                                                                 (15,927)
                                                                  ----------

  Prior year reserve development recorded 1991 to 2000            $ (57, 639)


This reserve development is reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above; however, because the deficiency line in the table is calculated on a cumulative basis, the $57.6 million of actual adverse reserve development experienced by the Company is reported as deficiencies in multiple years in the table. An examination of the adverse loss reserve development recorded during 2000 will illustrate this point. During 2000 the Company recorded $15.9 million of adverse loss reserve development related to claims incurred in years prior to 2000. This amount is reflected in the 1999 column of the table as a cumulative deficiency. However, since this adverse loss reserve development related to claims incurred and whose settlement cost was originally estimated in various periods prior to 2000, the cumulative deficiency line in years prior to 2000 includes this adverse loss reserve development as follows: 1999: $15.9 million; 1998: $16.9 million; 1997: $13.2 million; 1996:
$5.5 million; and 1995: $1.2 million (amounts prior to 1995 were insignificant). Because the cumulative deficiencies reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above add up to a much greater number than the actual adverse development recorded by the Company, an understanding of the Company's reserve deficiencies during 1990-1999 can only be obtained from an analysis of the adverse reserve development actually recorded by the Company in its financial statements in each year in the period, beginning in 1995 (the first year in which adverse reserve development was recorded).

The information below identifies certain of the more significant trends and events that the Company has experienced in recent years, resulting in the Company's recognition of the adverse loss reserve development in 1995 and each subsequent calendar year. As described below, the reserve development recorded by the Company was caused by many factors, including initial loss ratio estimates used by the Company that were subsequently found to be too low as a result of actual loss experience, as well as factors external to the Company that weren't known at the time business was written. In addition, the long period of time it takes to settle third-party liability claims in the New York City marketplace further complicates the reserve estimation process. Frequently, these claims are not received immediately after the accident occurs, and in fact, a claimant can wait until just before the expiration of the statute of limitations (three years from the date of the accident) to make a claim. Once received, a claim may take several years until the claim reaches final resolution in the New York City courts.

1995
----

In 1995, of the $10.3 million of adverse loss reserve development recorded by the Company, $6.9 million was in the private passenger automobile line of insurance. In 1994, the Company acquired a large block of assigned risk private passenger automobile business that nearly doubled the volume previously written by the Company. In 1995, losses began to develop in this line of insurance that indicated a higher ultimate loss ratio than the Company had experienced on similar blocks of assigned risk business from earlier periods, which experience formed the basis of the Company's original loss estimate. As a result, the Company increased its estimate for loss reserves for the assigned risk business acquired in 1994 and earlier years.

1996, 1997 and 1998
-------------------

For the years ended December 31, 1996, 1997, and 1998, the Company recorded adverse loss reserve development of $ 8.1 million, $8.3 million and $12.9 million. For 1996, 1997 and 1998, these amounts included $6 million, $2.1 million and $4.2 million, respectively, in the commercial automobile liability line, and $2.4 million, $3.3 million and $4.2 million, respectively, in the commercial package liability line. Beginning in 1992, the Company entered into new market segments of the voluntary commercial business for automobile and general liability lines, including specialty programs for sanitation trucks, gas stations, fuel oil deliveries and limousines. Initially, the Company's loss ratio estimate for these new market segments was based upon its experience with similar lines of business and standard actuarial ultimate loss projection techniques, which consider expected loss ratios.

During 1996, claims began to develop unfavorably and the Company used such claim development to revise the assumptions that had formed the basis of its actuarial studies; as a consequence reserves were increased. The increase in ultimate loss estimates did not become apparent prior to 1996, primarily due to the long period of time it takes to settle claims in these new sub-lines of business. The Company further increased its loss estimates and increased reserves for these market segments in 1997 and 1998 as well. Except for the three-year period from 1996 to 1998, there has been no other material development for these market segments first entered into in 1992.

In addition, during 1998 the Company's claim examiners began recording increases in the expected settlement costs for 1997 accident year claims in other sub-lines of the commercial automobile line of insurance in larger amounts than previously expected. As a result, the 1997 accident year loss ratio for the commercial automobile line is now currently estimated to be 130%, which is 30 points higher than the current estimate for the 1996 accident year and 50 points higher than the current estimate for the 1995 accident year. Such a large change in the loss experience for this book of business from prior experience was not expected.

1999 and 2000
-------------

In 1999 and 2000, the Company recorded adverse loss reserve development of $6.0 million and $15.9 million, respectively, of which $5.1 million and $6.1 million, respectively, related to Personal Injury Protection ("PIP") coverage in all of its automobile lines of insurance. The majority of the 1999 development resulted from increased claim cost estimates for the 1998 accident year. It was during 1999 that the Company first began to experience greater severity (the amount paid to a claimant) in automobile liability claims, which were subsequently determined to be PIP related. Also during 1999, the Company started to see the lengthening of the time from the date of loss to the date a claim was first reported. This change in loss development patterns resulted in more claims being reported at later dates, which further increased the Company's loss estimates. In 1999, the Company incorporated this developing trend into its ultimate loss estimate for PIP related claims and increased its loss reserves accordingly.

During the latter half of 2000, and in particular, the fourth quarter, the Company experienced further unfavorable development in PIP claims. This development occurred in all accident years from 1996 through 1999, with further deterioration in the 1998 accident year being the most significant component. The Company observed this unfavorable development with respect to both the frequency and severity of claims. The Company incorporated the results of this activity with that of developing industry trends into its actuarial valuation for its PIP coverage and increased its loss reserve estimate.

In the past, the Company has written various commercial package and homeowner policies that offer liability protection to the insured, and has exposure to third party liability claims in these lines of insurance. During 2000, the Company experienced newly reported and reopened liability claims with increased severity for accident years 1998 and prior. As a result, the Company recognized $4.5 million of loss reserve development for those accident years. One of the primary reasons for the reopened claims was that the increase in severity made certain types of liability claims that previously had lower settlement values more attractive litigation candidates for plaintiff's attorneys.

Throughout 2000, the Company outsourced a significant portion of its claim handling responsibilities to outside third party claim administrators. While the Company anticipates that these administrators will be able to settle these claims for smaller amounts than the Company was achieving, the loss adjustment expense reserve needed to be increased to recognize the fees due to the administrators. Such fees are higher on a per claim basis than the Company's cost to handle claims in-house. Accordingly, in 2000 the adverse loss reserve development recorded by the Company included an increase to the loss adjustment expense reserve of $3.3 million. The Company has not recognized any reserve reduction for the potentially lower settlement amounts that may be achieved by the third party administrators.

For additional information, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                     PART II

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

The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income, maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During 2000 and 1999, the Company sold certain securities at a net realized capital loss to meet short-term cash flow needs. The Company will continue to sell its investment portfolio and collect its reinsurance receivables to generate the cash that will be required to settle its loss and loss adjustment expense reserves. At December 31, 2000, these assets totaled $341 million as compared to the Company's loss and loss adjustment expense reserves of $269 million. The Company expects to settle approximately 80% of these liabilities within the next 3 years. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers. The Company does not presently anticipate paying dividends in the near future and believes it has sufficient capital to meet its currently anticipated level of operations.

Results of Operations

The Company's pre-tax income (loss) was $(17.9) million, $(6.3) million and $.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were negatively impacted by adverse reserve development of prior years' reserves of $15.9 million, $6 million and $12.9 million for 2000, 1999 and 1998, respectively. The more significant trends and events that the Company has experienced in recent years, which resulted in the recognition of the adverse loss reserve development, are identified below following the Company's combined ratios.

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

During the remaining term of the Company's policies that will be sold or non-renewed at the expiration of the policy term, and for other policies which may have to be renewed under New York insurance law, the Company's estimate of losses for those policies will be based on its accumulated loss experience in those line of insurance as well as industry trends. The Company's accident year loss ratios for certain of these policies, in particular private passenger automobile, will be high reflecting the poor loss experience and adverse reserve development that the Company has experienced in the past.

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

During 2000, the Company recorded adverse loss reserve development of $15.9 million, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of personal injury protection claims ("PIP") and an increase in the frequency of liability claims in the private passenger automobile line ($2.8 million), an increase in the frequency of liability claims in the commercial automobile line ($1.9 million), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($1.4 million) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($4.5 million). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, are consistent with emerging industry trends in the New York City marketplace. In addition, the Company increased its estimate for loss adjustment expenses by $3.3 million as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group has outsourced almost two-thirds of its claims. Currently, the Group is primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company has also increased its reserve estimate for claims handled internally.

During 1999, the Company recorded adverse loss reserve development of $6 million, principally due to an increase in severity of 1998 accident year losses in the assigned risk automobile and voluntary private passenger automobile lines, and 1996 accident year losses in certain classes of the commercial automobile line. As a result, the Company increased its reserves by $2.2 million for assigned risk automobile, $1.5 million for voluntary private passenger automobile and $1.4 million for commercial automobile lines.

During 1998, the Company recorded adverse loss reserve development of $12.9 million. In 1998, the Company reviewed the adequacy of the reserves carried for its open claims' files, focusing on workers' compensation, commercial auto and other commercial liability lines of business. As part of the review, substantially all open workers' compensation claim files were reviewed for every accident year up to and including 1998. Additionally, during 1998, the Group reorganized the commercial auto claims department. As part of this realignment, more complex claims files were reviewed by the most experienced claims examiners and assumptions regarding average claims severity and probable ultimate losses were revised. Accordingly, prior years reserves were increased by $3.9 million for workers' compensation, $4.2 million for commercial automobile and $4.2 million for other commercial liability lines of business.

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

Net earned premiums revenues of the Company were reduced for retrospective reinsurance premiums by $1.4 million, $1.4 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ALLCITY INSURANCE COMPANY

February 7, 2002                           By: /s/ Rocco J. Nittoli
                                               ----------------------------
                                               Rocco J. Nittoli
                                               Chief Operating Officer