Form 10-K
period 2001-12-31
ALLCITY INSURANCE CO /NY/
filed 2002-04-01
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___to___

                                  Commission file number 1-7411

                            ALLCITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                    13-2530665
--------------------------------------------------------------------------------
   (State of incorporation)              (I.R.S. Employer Identification Number)

45 Main Street, Brooklyn, N.Y                           11201-3731
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 718-422-4000
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                       which registered
-------------------                                       ----------------
                                      None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

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
Yes  X  No
    ---    ---

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 2002 was $192,143.

         The number of shares outstanding of each of the registrant's classes of common shares, as of March 14, 2002, was 7,078,625.

                                DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2002 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

         Exhibit Index on Page 23.                   Total number of pages 53.

TABLE OF CONTENTS


                                PART I
                                                                            PAGE
                                                                            ----

Item 1-  Business....................................................          1

Item 2-  Properties..................................................         10

Item 3-  Legal Proceedings...........................................         10


                   PART II

Item 5-  Market for the Registrant's Common Equity and Related
              Stockholder Matters....................................         11

Item 6-  Selected Financial Data.....................................         12

Item 7-  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................         13

Item 7A- Quantitative and Qualitative Disclosures about Market Risk..         19

Item 8-  Financial Statements and Supplementary Data.................         20

Item 9-  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................         20


                             PART III

Item 10- Directors and Executive Officers of the Registrant..........         20

Item 11- Executive Compensation......................................         20

Item 12- Security Ownership of Certain Beneficial Owners and
               Management............................................         20


Item 13- Certain Relationships and Related Transactions..............         20


                              PART IV

Item 14- Exhibits, Financial Statement Schedules, and Reports on Form 8-K     21

Signatures...........................................................         22

                                     PART I
ITEM 1.  BUSINESS
------   --------

GENERAL

Allcity Insurance Company (the "Registrant", "Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer, owns approximately 84.6% of the outstanding common shares of the Company. Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.7% of the outstanding common shares of the Company. The Company and Empire are sometimes hereinafter collectively referred to as the Group. Prior to December 31, 2001, the Group also included Empire's wholly-owned insurance subsidiary Centurion Insurance Company ("Centurion"), which was merged into Empire effective December 31, 2001.

Historically, the Group specialized in commercial and personal property and casualty insurance business primarily in the New York metropolitan area. The Group offered insurance products for vehicles (including medallion and radio-controlled livery vehicles), general liability coverage, property coverage (including mercantile and multi-family residential real estate) and workers' compensation to commercial accounts and private passenger automobile and homeowners products to individuals.

During the past several years, the Group experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

As of March 8, 2002, the Group was rated "F" (in liquidation) by A.M. Best Company ("Best") and rated "BB-" (marginal) by Standards & Poors Insurance Rating Services ("S&P"). Given the Group's decision to commence an orderly liquidation of all of its operations, the Best and S&P ratings are not expected to have any impact on the Company's operations. As with all ratings, Best and S&P ratings are subject to change at any time.

In March 2001, the Group had announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies in any lines of business and that it had filed plans of orderly withdrawal with the New York Insurance Department (the "Department") as required. Commercial lines policies are being non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under the 2001 agreement for the sale of the Group's renewal rights (the "Tower Agreement"). Starting in the second quarter of 2001, Tower purchased the renewal rights for substantially all of the Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is expected to be approximately $0.9 million, of which the Company's share would be $0.3 million. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. After the expiration of its existing commercial lines policies, the Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement obligates Tower to offer their own policies as replacements for the Group's policies. Excluding the remaining terms of existing policies that the Group intends to either non-renew, cancel or that will be replaced by Tower, as of December 31, 2001, the Group's in force premium volume totaled $11.1 million. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law.

For the years ended December 31, 2001, 2000 and 1999 net earned premiums for the Company were $18.3 million, $30.9 million and $42.4 million, respectively. Substantially all of the Group's policies are written in New York for a one-year period, except for its Massachusetts assigned risk servicing carrier business. The Group is licensed in New York to write most lines of insurance that may be written by a property and casualty insurer. Empire is also licensed to write insurance in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

On a quarterly basis, the Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Company's results for 2001 was approximately $18.7 million related to losses and loss adjustment expenses ("LAE") from prior accident years. The Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate.

POOLING AGREEMENT

All insurance business written by the Company is subject to a pooling agreement with Empire under which the Company and Empire effectively operate as one company. The pooling agreement and subsequent amendments were approved by the New York Insurance Department. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities. As of December 31, 2001, Empire and its subsidiaries had 157 full and part-time employees. Currently, and for all periods presented, all premiums, losses, LAE and other underwriting expenses are shared on the basis of 70% to Empire and 30% to the Company.

Pursuant to the pooling agreement, the Company has a net reinsurance recoverable from Empire. As of December 31, 2001, the Company's reinsurance recoverable from Empire is $130.6 million, representing 43% of the Company's total assets. While this liability is reflected on Empire's stand-alone statutory financial statements, Empire's statutory surplus (after deducting this liability) is $11.1 million as of December 31, 2001, which is $7.8 million above the minimum required under New York insurance regulations. The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further significant deterioration in Empire's surplus could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable.

FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS

The Group was previously organized into three divisions: the Small Business Division, the Personal Lines Division and the Mid-Market Division. Each of these divisions had separate management teams responsible for all underwriting decisions. As a result of the Group's actions outlined above and a consolidation of the Group's internal management organization in 2001, the Company's prior business segments have been eliminated. Accordingly, the separate disclosures for these prior business segments have been eliminated.

COMBINED RATIOS

Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"), for the three years ended December 31, 2001. The Loss Ratio is the ratio of net incurred losses and LAE to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of investment income. For additional information on the Company's combined ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                      YEARS ENDED DECEMBER 31,
                                               2001             2000              1999
                                          ---------------- ----------------  ----------------
         Loss Ratio: (a)
               GAAP                              199.9%           141.9%            100.2%
               SAP                               199.9%           141.9%            100.2%
               Industry (SAP) (b)                   N/A            81.2%             78.6%

         Expense Ratio:
               GAAP                               61.8%            51.2%             39.7%
               SAP                               104.5%            50.4%             45.0%
               Industry (SAP) (b)                   N/A            28.9%             29.2%

         Combined Ratio:
               GAAP                              261.7%           193.1%            139.9%
               SAP                               304.4%           192.3%            145.2%
               Industry (SAP) (b)                   N/A           110.1%            107.8%

(a)  Includes Loss and Loss Adjustment Expenses.
(b) Source: Best's Aggregates & Averages, Property/Casualty, 2001 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

REINSURANCE

The Group's maximum retained limit for all lines of business was $0.3 million per occurrence for all three years. Additionally, the Group entered into a property catastrophe excess of loss treaty to protect against certain losses. Its retention of lower level losses in this treaty was $7.5 million for each of the three years. Due to the runoff of the Group's business and resulting reduced loss exposure, the Group terminated its property catastrophe excess of loss coverage effective January 1, 2002. In November 2001, the Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation affects only personal lines policies renewed on or after January 1, 2002, and would impact the Group for losses only on policies that provided coverage in excess of its retained reinsurance limit of $0.3 million. Currently, the Group has approximately 300 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $0.5 million per occurrence. Under the pooling agreement, 70% of such losses would be assumed by Empire and 30% would be retained by the Company. After reviewing its options of finding comparable reinsurance coverage, the Group has decided not to replace this coverage.

Effective January 1, 1997, Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire assumed 50% of the effective period premiums and losses of Centurion up to July 1, 1997 and 75% thereafter and granted Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed was retained by Empire and 30% was ceded to the Company. This quota share reinsurance agreement was terminated effective December 31, 2001 following the merger of Empire and Centurion.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance, excluding the pooling agreement with Empire, generally has been placed with certain of the largest reinsurance companies, including
(with their respective Best ratings) General Reinsurance Corporation (A++) and Zurich Reinsurance (NA), Inc. (A+). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

INVESTMENTS

Investment activities represent a significant part of the Company's total income. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's investment committee. The Company has a diversified investment portfolio of securities, 95.0% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. At December 31, 2001, 2000 and 1999, the average yield of the Company's bond portfolio was approximately 2.4%, 6.4% and 6.5%, respectively, and the average maturity of the Company's bond portfolio at December 31, 2001, 2000 and 1999 was approximately
0.3 years, 2.2 years and 2.6 years, respectively.

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

During the third quarter of 2001, the Department informed the Company and Empire of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November 2001. Among other matters, the Department's report indicated a loss and LAE reserve deficiency for the Company and Empire. The Company and Empire responded to the Department's examination findings and concluded that based on subsequent adverse development recorded by the Company, the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates. As of September 30, 2001, the Company's and Empire's reserve levels for losses and LAE prior to December 31, 1999 were consistent with the Department's findings.

In addition, the triennial report noted that the Group's organizational structure causes Empire's stand-alone statutory surplus to be reduced by a statutory limitation on the carrying value of its investment in the Company and Centurion. Empire submitted to the Department a plan for remedying its stand-alone surplus deficiency, including the merger of Centurion into Empire, which was approved by the Department and consummated in 2001. Empire's stand-alone surplus at December 31, 2001 exceeded the minimum statutory surplus requirement of $3.3 million by $7.8 million. In the event Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company.

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2001.

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

In the following table, the liability for losses and LAE of the Company, is reconciled for each of the three years ended December 31, 2001. Included therein are current year data and prior year development.

                       RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                                    2001             2000             1999
                                                    ----             ----             ----
                                                                 (IN THOUSANDS)

       Net SAP liability for losses and LAE,
          at beginning of the year              $      95,587   $       113,602   $     139,771
                                                --------------- ----------------- ----------------

       Provision for losses and LAE for
         claims occurring in the current year          17,747            27,880          36,524
       Increase in estimated losses and LAE
         for claims occurring in prior years           18,747            15,927           6,014
                                                --------------- ----------------- ----------------
       Total incurred losses and LAE                   36,494            43,807          42,538
                                                --------------- ----------------- ----------------

       Losses and LAE payments for claims
       occurring during:
         Current year                                   5,703             8,920          12,382
         Prior years                                   42,207            52,902          56,325
                                                --------------- ----------------- ----------------
                                                       47,910            61,822          68,707
                                                --------------- ----------------- ----------------

       Net SAP liability for losses and LAE,
         at end of year                                84,171            95,587         113,602

       Reinsurance recoverable                        159,120           172,919         228,334

                                                --------------- ----------------- ----------------
       Liability for losses and LAE at the
         end of year as reported in the
         financial statements (GAAP)            $     243,291   $      268,506    $     341,936
                                                =============== ================= ================

The following table presents the development of balance sheet liabilities for 1991 through 2001 for the Company. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

The "cumulative deficiency" represents the aggregate change in the estimates over all prior years. For example, the initial 1991 liability estimate indicated on the table of $84,178,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 2001 of $102,493,000 or a deficiency of $18,315,000. If the re-estimated liability were less than the liability initially established, a cumulative redundancy would be indicated.

In evaluating this information it should be noted that each amount shown for "cumulative deficiency" includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1995, but incurred in 1991, will be included in the cumulative deficiency amount for 1991, 1992, 1993 and 1994. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.


Analysis of Loss and Loss Adjustment Expenses Development
(In thousands)
                                                                                              Year ended December 31,
                                                ----------------------------------------------------------------------------
                                                  1991      1992      1993       1994        1995       1996       1997

Liability for Unpaid Losses and
  Loss Adjustment Expense                       $ 84,178  $ 96,712   $106,115  $ 121,923   $ 142,718   $143,494   $145,260

Liability Re-estimated as of:
   One year later                               $ 83,987  $ 96,516   $103,181  $ 132,189   $ 150,852   $151,798   $158,152
   Two years later                                83,341    97,208    112,176    140,620     160,686    163,378    163,609
   Three years later                              85,197   103,592    118,127    150,434     172,650    179,200    176,825
   Four years later                               88,928   108,430    124,375    160,542     182,318    184,693    188,951
   Five years later                               92,035   112,988    132,606    167,164     183,482    193,992
   Six years later                                95,273   118,446    137,669    166,893     190,009
   Seven years later                              99,467   121,715    137,462    171,364
   Eight years later                             101,505   121,383    139,982
   Nine years later                              101,276   122,922
   Ten years later                               102,493
Cumulative Deficiency                           $ (18,315)$ (26,210) $(33,867) $ (49,441)  $ (47,291)  $(50,498) $ (43,691)
                                                ========= ========= ========== ========== =========== ========== ===========

Cumulative Amount of Liability Paid Through:
   One year later                               $ 26,852  $ 33,903   $ 35,048   $ 45,789    $ 60,382   $ 56,475   $ 55,875
   Two years later                                44,989    54,615     59,701     80,911      95,190     94,062     93,714
   Three years later                              59,336    71,653     81,680    105,977     121,900    122,811    126,295
   Four years later                               69,955    85,689     97,917    124,645     141,259    146,697    148,482
   Five years later                               77,965    95,938    109,083    136,791     156,006    162,875
   Six years later                                83,886   102,416    116,929    146,283     166,814
   Seven years later                              88,139   107,246    123,022    153,239
   Eight years later                              91,364   111,097    127,419
   Nine years later                               93,862   114,205
   Ten years later                                96,055

Net Liability - End of year                                          $106,115  $ 121,923   $ 142,718   $143,494   $145,260
Reinsurance                                                           184,718    219,676     257,161    262,593    272,266
                                                                    ---------- ---------- ----------- ---------- -----------
Gross Liability - End of year as shown above                         $290,833  $ 341,599   $ 399,879   $406,087   $417,526
                                                                    ========== ========== =========== ========== ===========

Net Re-Estimated Liability - Latest                                  $139,982  $ 171,364   $ 190,009   $193,992   $188,951
Re-estimated Reinsurance -  Latest                                    277,352    331,866     359,604    370,212    348,402
                                                                    ---------- ---------- ----------- ---------- -----------
Gross Re-estimated Liability - Latest                                $417,334  $ 503,230   $ 549,613   $564,204   $537,353
                                                                    ========== ========== =========== ========== ===========
Gross Cumulative  Deficiency                                        $(126,501) $(161,631)  $(149,734) $(158,117) $ (119,827)
                                                                    ========== ========== =========== ========== ===========





Analysis of Loss and Loss Adjustment Expenses Development
(In thousands)
(Continued)

                                                ---------------------------------------
                                                 1998        1999       2000      2001

Liability for Unpaid Losses and
  Loss Adjustment Expense                       $139,771   $ 113,602   $95,587   $ 84,171

Liability Re-estimated as of:
   One year later                               $145,785   $ 129,529  $114,334        $ -
   Two years later                               162,692     149,102
   Three years later                             179,172
   Four years later
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later
Cumulative Deficiency                           $(39,401)  $ (35,500) $ (18,747) $       -
                                                ========= =========== ========= ==========

Cumulative Amount of Liability Paid Through:
   One year later                               $ 56,325    $ 52,902   $42,207        $ -
   Two years later                                97,887      87,448
   Three years later                             127,198
   Four years later
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Net Liability - End of year                     $139,771   $ 113,602   $95,587   $ 84,171
Reinsurance                                      294,461     228,334   172,919    159,120
                                                --------- ----------- --------- ----------
Gross Liability - End of year as shown above    $434,232   $ 341,936  $268,506   $243,291
                                                ========= =========== ========= ==========

Net Re-Estimated Liability - Latest             $179,172   $ 149,102  $114,334
Re-estimated Reinsurance -  Latest               328,782     248,894   170,732
                                                --------- ----------- ---------
Gross Re-estimated Liability - Latest           $507,954   $ 397,996  $285,066
                                                ========= =========== =========
Gross Cumulative  Deficiency                    $(73,722)  $ (56,060) $ (16,560)
                                                ========= =========== =========

As reflected in the above table, the Company's reported loss and LAE reserves as of the end of each calendar year were subsequently determined to be deficient. This adverse development first became apparent to the Company during the 1995 calendar year, when an increase to prior years' reserves was recorded for the first time. In each subsequent calendar year, the Company's recalculation of the reserve balances for prior periods continued to result in higher reserve estimates. These higher reserve estimates were reflected in the Company's annual financial statements upon determination.

During the period from 1992 through 2001, the Company recorded in its Statements of Operations total net adverse reserve development of $77.0 million, as disclosed in the Reconciliation of Liability for Losses and LAE table for such years. This adverse development was experienced in substantially all of the Company's lines of insurance; however, the amount of reserve increases and the periods in which the reserves were recorded were not the same for all lines of insurance. On a calendar year basis, the aggregate $77.0 million adverse reserve development was recorded, as set forth in the table below:

                                                       Redundancy/
                                                      (Deficiency)
Calendar year recorded                               (in thousands)
----------------------------                         --------------

         1992                                          $      191
         1993                                                 196
         1994                                               2,934
         1995                                             (10,266)
         1996                                              (8,134)
         1997                                              (8,304)
         1998                                             (12,891)
         1999                                              (6,014)
         2000                                             (15,927)
         2001                                             (18,747)
                                                        ----------

Prior year reserve development recorded 1992 to 2001     $(76,962)

This reserve development is reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above; however, because the deficiency line in the table is calculated on a cumulative basis, the $77.0 million of actual adverse reserve development experienced by the Company is reported as deficiencies in multiple years in the table. An examination of the adverse loss reserve development recorded during 2001 will illustrate this point. During 2001 the Company recorded $18.7 million of adverse loss reserve development related to claims incurred in years prior to 2001. This amount is reflected in the 2000 column of the table as a cumulative deficiency. However, since this adverse loss reserve development related to claims incurred and whose settlement cost was originally estimated in various periods prior to 2001, the cumulative deficiency line in years prior to 2001 includes this adverse loss reserve development as follows: 2000: $18.7 million; 1999: $19.6 million; 1998: $16.5 million; 1997:
$12.1 million; 1996: $9.3 million; 1995: $6.5 million; 1994: $4.5 million; 1993:
$2.5 million; 1992: $1.5 million; and 1991: $1.2 million. Because the cumulative deficiencies reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above add up to a much greater number than the actual adverse development recorded by the Company, an understanding of the Company's reserve deficiencies during 1991 to 2000 can only be obtained from an analysis of the adverse reserve development actually recorded by the Company in its financial statements in each year in the period, beginning in 1995 (the first year in which adverse reserve development was recorded).

The information below identifies certain of the more significant trends and events that the Company has experienced in recent years, resulting in the Company's recognition of the adverse loss reserve development in 1995 and each subsequent calendar year. As described below, the reserve development recorded by the Company was caused by many factors, including initial loss ratio estimates used by the Company that were subsequently found to be too low as a result of actual loss experience, as well as factors external to the Company that were not known at the time business was written. In addition, the long period of time it takes to settle third-party liability claims in the New York City marketplace further complicates the reserve estimation process. Frequently, these claims are not received immediately after the accident occurs, and in fact, a claimant can wait until just before the expiration of the statute of limitations (three years from the date of the accident) to make a claim. Once received, a claim may take several years until the claim reaches final resolution in the New York City courts.

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

1996, 1997 and 1998
-------------------
For the years ended December 31, 1996, 1997, and 1998, the Company recorded adverse loss reserve development of $ 8.1 million, $8.3 million and $12.9 million, respectively. For 1996, 1997 and 1998, these amounts included $6.0 million, $2.1 million and $4.2 million, respectively, in the commercial automobile liability line, and $2.4 million, $3.3 million and $4.2 million, respectively, in the commercial package liability line. Beginning in 1992, the Company entered into new market segments of the voluntary commercial business for automobile and general liability lines, including specialty programs for sanitation trucks, gas stations, fuel oil deliveries and limousines. Initially, the Company's loss ratio estimate for these new market segments was based upon its experience with similar lines of business and standard actuarial ultimate loss projection techniques, which consider expected loss ratios.

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

Throughout 2000, the Company outsourced a significant portion of its claim handling responsibilities to outside third party claim administrators. While the Company anticipates that these administrators will be able to settle these claims for smaller amounts than the Company was achieving, the LAE reserve needed to be increased to recognize the fees due to the administrators. Such fees are higher on a per claim basis than the Company's cost to handle claims in-house. Accordingly, in 2000 the adverse loss reserve development recorded by the Company included an increase to the LAE reserve of $3.3 million. The Company has not recognized any reserve reduction for the potentially lower settlement amounts that may be achieved by the third party administrators.

2001
----
For the year ended December 31, 2001, the Company recorded adverse loss reserve development of $18.7 million. During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company has increased its loss reserve estimate by $6.9 million due to an estimated increase in severity for these exposures.

Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP coverage and in its workers' compensation lines of insurance. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has increased loss reserves for all automobile lines by $3.3 million for 2001. In addition, the Company also increased its reserve for LAE by $7.0 million as a result of the increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.


ITEM 2.  PROPERTIES
------   ----------

The Group has entered into a four year lease expiring in 2005 for approximately 16,000 square feet in an office building located at 45 Main Street, Brooklyn, New York. Under this lease, an additional 9,000 square feet has been leased for a two year period expiring in 2003.

The Group also leases office space located in Mineola, New York and Boston, Massachusetts under lease expiring in 2007 and 2003, respectively. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Agreement" under Item 1, herein.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with counsel, the Company does not believe that such litigation will have a material effect on its financial position, results of operations or cash flows.

ITEM 10.   EXECUTIVE OFFICERS OF REGISTRANT
-------    --------------------------------

All executive officers of the Company are elected at a meeting of the Board of Directors of the Company and serve at the pleasure of the Board of Directors. As of March 14, 2002, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


         Name                       Age     Position with Company               Office Held Since
         ----                       ---     ---------------------               -----------------

H.E. Scruggs, Jr.                   45      President and Chief                 September 2000
                                            Executive Officer

Rocco J. Nittoli                    43      Chief Operating Officer             February 2001

Edward A. Hayes                     50      Senior Vice President               November 1999

Christopher J. Gruttemeyer          36      Vice President                      December 2000


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

(A) MARKET INFORMATION
Effective February 25, 2002, the Company's common shares were delisted from the Nasdaq Stock Market, Inc. ("Nasdaq") National Market System because of the Company's failure to hold an annual shareholders' meeting in 2001 and to otherwise meet Nasdaq's proxy solicitation requirements for the fiscal year ended December 31, 2001, as required by Nasdaq's Marketplace Rules 4350(e) and 4350(g), respectively. The Company was also advised by Nasdaq that it had failed to meet the minimum market value of publicly held shares and the minimum bid price per share as required by Nasdaq's Marketplace Rules 4450(a)(2) and 4450(a)(5). The Company's common shares began trading over-the-counter on February 25, 2002 under the same symbol, "ALCI." The following table sets forth, for the calendar quarters indicated, the high and low closing trade price per common share as reported by the Bloomberg Professional Service provided by Bloomberg L.P. (for 2002) and as reported by the National Association of Securities Dealers, Inc (for 2001 and 2000).

                                                    High            Low
                                                   ------         ------
         1st Quarter 2002                          $0.890         $0.310
         (through March 14, 2002)

         1st Quarter 2001                           7.625          4.875
         2nd  "        "                            4.950          1.800
         3rd  "        "                            2.000          1.000
         4th  "        "                            1.500          0.200


         1st Quarter 2000                           9.750          5.875
         2nd  "        "                            9.250          6.875
         3rd  "        "                            11.500         8.000
         4th  "        "                            8.000          6.000

(B) HOLDERS
The number of shareholders of record of common shares at December 31, 2001 was 458.

(C) DIVIDENDS
The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the Department, no New York domestic property/ casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (1) 10% of statutory surplus to policyholders as shown in its last statutory annual statement or (2) 100% of adjusted net investment income during such period. Based on the above criteria, at December 31, 2001, $2.2 million was available for distribution of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report:

                                                     YEAR ENDED DECEMBER 31,
                                                2001           2000           1999         1998          1997
                                                ----           ----           ----         ----          ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total Revenues                               $ 29,728       $ 42,303        $55,662     $  92,070     $102,624

Net (Loss)/Income (a)                        $(18,048)      $(30,800)       $(3,731)    $     504     $    (83)

Basic and Diluted (Loss)/Earnings
Per share:
(Loss)/Income(a)                             $  (2.55)      $  (4.35)       $ (0.53)    $    0.07     $  (0.01)

a) Net (loss) income includes net securities gains/(losses) net of applicable tax, as follows (in thousands, except per share amounts):

                                      GAINS/(LOSSES)     PER SHARE
                                      --------------     ---------

                   2001             $    1,870           $    0.26
                   2000                   (213)              (0.03)
                   1999                 (1,084)               0.15
                   1998                  3,951                0.56
                   1997                  (125)               (0.02)


                                                                  AT DECEMBER31,
                                  -------------------------------------------------------------------------
                                       2001             2000          1999             1998            1997
                                       ----             ----          ----             ----            ----
                                                                 (IN THOUSANDS)

    Total assets                  $ 302,240         $372,284      $490,520         $605,704        $640,249
    Invested assets                 129,639          163,873       205,246          234,039         271,736

    Surplus note:
     Face value                       7,000            7,000         7,000            7,000           7,000
     Accrued interest (a)               114            9,486         8,851            8,300           7,710
    Common shareholders'
      equity (b)                     25,904           43,791        71,716           78,200          78,164



                                                        FOR THE YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------
                                       2001             2000          1999             1998            1997
                                       ----             ----          ----             ----            ----

GAAP Combined Ratio(c)                261.7%           193.1%        139.9%           129.4%          119.3%
SAP Combined Ratio (c)                304.4%           192.3%        145.2%           134.4%          118.6%
Industry SAP Combined
  Ratio (d)                             N/A            110.1%        107.8%           106.0%          101.6%
Premium to Surplus
  Ratio (e)                            0.3x             0.5x          0.5x             0.8x            1.1x

(a) Effective January 1, 1980, the Company issued a surplus note to Empire in the principal amount of $7.0 million. During 2001, with the approval of the Superintendent of Insurance of the State of New York (the "Superintendent"), the Company paid Empire $9.9 million of interest that had been accrued on the surplus note through September 30, 2001. For further information on the surplus note, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" elsewhere in this Report.

(b) Includes unrealized appreciation of approximately $0.7 million in 2001, $0.6 million in 2000, $0.5 million in 1998 and $0.9 million in 1997 and unrealized depreciation of approximately $2.3 million in 1999, all net of tax, on investments classified as available for sale.

(c) For all years presented, the difference between the GAAP Combined Ratio and the SAP Combined Ratio is affected by the accounting for certain costs, which are treated differently under SAP and GAAP. In 2001, this difference was more pronounced to the decline in the Company's net premiums written at a rate faster than the decline in earned premiums. For 1998, the difference in the accounting treatment for curtailment gains relating to the defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For further information about the Company's Combined Ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

(d) Source: Best's Aggregates & Averages, Property/Casualty, 2001 Edition. Industry Combined Ratios may not be fully comparable as a result of, among other things, differences in geographical concentration and in the mix of property and casualty insurance products.

(e) Premium to Surplus Ratio was calculated by dividing annual statutory net premiums written by statutory surplus at the end of the year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The purpose of this section is to discuss and analyze the Company's financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and related notes which appear elsewhere in this Report.

VOLUNTARY LIQUIDATION (RUN-OFF OF COMPANY'S OPERATIONS)

During the past several years, the Group experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

Pursuant to the pooling agreement, the Company has a net reinsurance recoverable from Empire. As of December 31, 2001, the Company's reinsurance recoverable from Empire is $130.6 million, representing 43% of the Company's total assets. While this liability is reflected on Empire's stand-alone statutory financial statements, Empire's statutory surplus (after deducting this liability) is $11.1 million as of December 31, 2001, which is $7.8 million above the minimum required under New York insurance regulations. The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further significant deterioration in Empire's surplus could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable.

As of March 8, 2002, the Group was rated "F" (in liquidation) by A.M. Best Company ("Best") and rated "BB-" (marginal) by Standards & Poors Insurance Rating Services ("S&P"). Given the Group's decision to commence an orderly liquidation of all of its operations, the Best and S&P ratings are not expected to have any impact on the Company's operations. As with all ratings, Best and S&P ratings are subject to change at any time.

LIQUIDITY AND CAPITAL RESOURCES

In 2001 and 2000, net cash was used for operations as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future. During 2001, the Company replaced a significant portion of its fixed maturities investment portfolio with shorter-term investments in order to shorten its duration to match its cash needs.

At December 31, 2001 and 2000, the yield of the Company's fixed maturities portfolio was 2.4% and 6.4%, respectively, with an average maturity of 0.3 years and 2.2 years, respectively. Additionally, the Company has a diversified investment portfolio of securities, 95.0% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. During 2001, $34.5 million of the Company's investment in a limited partnership was liquidated and distributed to the Company. The distribution proceeds were reinvested in short-term fixed maturities. The Company's remaining balance in the limited partnership at December 31, 2001 of $6.1 million consisted of short-term investments and cash equivalents.

The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income, maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During 2001, the Company realized capital gains of $1.9 million primarily due to the sale of fixed maturities to shorten the duration of the portfolio. During 2000, the Company realized capital losses of $0.2 million principally due to the sale of fixed maturities to satisfy operating cash needs. The Company will continue to sell its investment portfolio and collect its reinsurance receivables to generate the cash that will be required to settle its loss and LAE reserves. At December 31, 2001, these assets totaled $291.0 million as compared to the Company's loss and LAE reserves of $243.0 million. The Company expects to settle approximately 80% of these liabilities within the next three years. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

At December 31, 2001, the Group's contractual cash obligations under its operating leases total $4.0 million of which $1.0 million is due in less than 1 year, $1.8 million is due in 1 to 3 years, $1.0 million is due in 4 to 5 years and $0.2 million is due after 5 years.

Effective January 1, 1980, the Company issued a surplus note to Empire in the principal amount of $7.0 million. The surplus note provides, among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the current calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent and must be repaid, in whole or in part, when so ordered by the Superintendent. During 2001, with the approval of the Superintendent, the Company paid Empire $9.9 million of interest that had been accrued on the surplus note through September 30, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and LAE are determined using case-basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. The Company relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings. The liability for losses and LAE are based on estimates and assumptions and the ultimate loss may differ.

The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carryforwards. The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period.

RESULTS OF OPERATIONS

The Company's pre-tax loss was $18.0 million, $17.9 million and $6.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were negatively impacted by adverse reserve development of prior years' reserves of $18.7 million, $15.9 million and $6.0 million for 2001, 2000 and 1999, respectively. The more significant trends and events that the Company has experienced in recent years, which resulted in the recognition of the adverse reserve development, are identified below following the Company's combined ratios.

Net earned premium revenues of the Company were $18.3 million, $30.9 million and $42.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's earned premiums declined in all lines of business during 2001 as a result of actions announced during late 2000 and the first quarter of 2001. During the fourth quarter of 2000, the Group announced that it would no longer accept any new private passenger automobile policies. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. In March 2001, the Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it had filed plans of orderly withdrawal with the New York Insurance Department as required. Commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower under the 2001 Tower Agreement for the sale of the Group's renewal rights. Starting in the second quarter of 2001, Tower purchased the renewal rights for substantially all of the Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premium actually renewed by Tower. The amount of the fee is expected to be approximately $0.9 million of which the Company's share would be $0.3 million. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. After the expiration of its existing commercial lines policies, the Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement obligated Tower to offer their own policies as replacements for the Group's policies. Excluding the remaining terms of existing policies that the Group intends to either non-renew, cancel or that will be replaced by Tower, as of December 31, 2001, the Group's in force premium volume totaled $11.1 million. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law.

While earned premiums declined in almost all lines of business, the most significant reductions in earned premiums during 2000 were in assigned risk automobile ($4.4 million) and voluntary private passenger automobile ($4.4 million). Effective January 1, 2000, all policy renewal obligations for assigned risk contracts were assigned to another insurance company. However, the Company remains liable for the claim settlement costs for assigned risk claims that occurred during the policy term. The decline in voluntary private passenger automobile resulted from tighter underwriting standards, increased competition and the Company's decision in 1999 to no longer accept new policies from those agents who historically have had poor underwriting results. The Company's termination of certain unprofitable agents also adversely affected premium volume in other lines of business.

During the remaining term of the Company's policies that are being sold or non-renewed at the expiration of the policy term, and for other policies which may have to be renewed under New York insurance law, the Company's estimate of losses for those policies will be based on its accumulated loss experience in those lines of insurance as well as industry trends. The Company anticipates that its accident year loss ratios for certain of these policies, in particular private passenger automobile, will remain high reflecting the poor loss experience that the Company and the insurance industry has experienced in the past.

The NAIC has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2001.

During the third quarter of 2001, the Department informed the Company and Empire of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November 2001. Among other matters, the Department's report indicated a loss and LAE reserve deficiency for the Company and Empire. The Company and Empire responded to the Department's examination findings and concluded that based on subsequent adverse development recorded by the Company, the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates. As of September 30, 2001, the Company's and Empire's reserve levels for losses and LAE prior to December 31, 1999 were consistent with the Department's findings.

In addition, the triennial report noted that the Group's organizational structure causes Empire's stand-alone statutory surplus to be reduced by a statutory limitation on the carrying value of its investment in the Company and Centurion. Empire submitted to the Department a plan for remedying its stand-alone surplus deficiency, including the merger of Centurion into Empire, which was approved by the Department and consummated in 2001. Empire's stand-alone surplus at December 31, 2001 exceeded the minimum statutory surplus requirement of $3.3 million, by $7.8 million. In the event Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company.

The Company's combined ratios as determined under GAAP and SAP were as follows:

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                       2001            2000              1999
                                       ----            ----              ----
         GAAP                        261.7%          193.1%            139.9%
         SAP                         304.4%          192.3%            145.2%

The Company's combined ratios increased in 2001 primarily due to lower premium volume coupled with unfavorable loss development from prior accident years and an increase in the reserve for LAE as a result of the increases to its loss reserves and an increase in future overhead costs that will be allocated to settle claims currently incurred. The Company's combined ratios increased in 2000 primarily due to unfavorable loss reserve development from prior accident years, increased LAE for newly outsourced claims and adverse development in LAE. In addition, these ratios increased due to reduced service fees, higher 2000 accident year loss ratios, higher severance costs and overhead costs which, although lower, had not declined commensurate with the reduced premium volume.

During 2001, the Company recorded adverse loss reserve development of $18.7 million. During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company has increased its loss reserve estimate by $6.9 million due to an estimated increase in severity for these exposures.

Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP coverage and in its workers' compensation lines of insurance. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has increased loss reserves for all automobile lines by $3.3 million for 2001. In addition, the Company also increased its reserve for LAE by $7.0 million as a result of the increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and LAE of $0.8 million, primarily relating to business interruption coverage. Due to the recency and nature of this event, the loss estimate is likely to be revised.

During 2000, the Company recorded adverse loss reserve development of $15.9 million, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of PIP claims and an increase in the frequency of liability claims in the private passenger automobile line ($2.8 million), an increase in the frequency of liability claims in the commercial automobile line ($1.9 million), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($1.4 million) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($4.5 million). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, are consistent with emerging industry trends in the New York City marketplace. In addition, the Company increased its estimate for LAE by $3.3 million as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group had outsourced almost two-thirds of its claims. The Group was primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company had also increased its reserve estimate for claims handled internally.

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

During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except worker's compensation. Under these contracts, the Company paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. As a consequence of its reserve increases, the Company reduced premiums and pre-tax profits by $2.4 million, $1.4 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements.

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

The reserving process relies on the basic assumption that past experience is an appropriate basis for predicting future events. The probable effects of current developments, trends and other relevant matters are also considered. Since the establishment of loss reserves is affected by many factors, some of which are outside the Company's control or are affected by future conditions, reserving for property and casualty claims is a complex and uncertain process requiring the use of informed estimates and judgments. As additional experience and other data become available and are reviewed, the Company's estimates and judgments may be revised. Any negative changes in estimates could be material to future results of operations and result in the surplus of the Company or Empire being below the minimum required level.

In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. The Company will continue to evaluate the adequacy of its loss reserves on a quarterly basis, incorporating any future changes in trends and actual loss experience, and record adjustments to its loss reserves as appropriate.

Net investment income for 2001 was lower than 2000 due to a reduction in investments held as a result of a decrease in premiums written and the payment of claims and operating expenses as well as a reduction in investment yields resulting from lower interest rates and the Company's decision to shorten the duration of its investment portfolio. The reduction in 2000 was primarily as a result of lower invested assets due to claim payments and a decrease in premiums written. During 2001, the Company had realized capital gains of $1.9 million primarily due to the sale of fixed maturities to shorten the duration of the portfolio. During 2000, the Company had realized capital losses of $0.2 million principally due to the sale of fixed maturities to satisfy operating cash needs.

The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs reflected a decrease of $5.1 million or 32.0% in 2001 and approximately $3.1 million or 16.4% in 2000. The decrease in both 2001 and 2000 primarily related to the decline in premium revenue coupled with a reduction in operating expenses. In addition, during 2001, the Company expensed $2.6 million of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

Due to the uncertainty of future taxable income necessary for realization of the deferred tax asset, a valuation allowance has been provided as of December 31, 2001 and 2000 on the total amount of the deferred tax asset. Current income taxes for 2000 reflect a benefit of $0.4 million for a change in the Company's estimated prior year's federal tax liability.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations after June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company has reviewed the impact of the implementation of these pronouncements, and does not expect them to have a material effect on the Company's financial position or results of operations.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in this Report may contain forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and LAE reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, effectiveness of the Tower agreement, the ability to attract and retain key personnel, adverse selection through renewals of the Group's policies, regulatory approval of the Group's proposed actions in response to the findings of the Department, adverse regulatory action against the Group, developments in claims handling, including adverse litigation developments, that could adversely affect the liquidation plan of the Group, the Group's ability to manage the claims runoff, increased loss adjustment expenses resulting from an extended claims run-off period, and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------    ----------------------------------------------------------

The following includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The Company's market risk arises principally from interest rate risk related to its investment portfolio. The Company does not enter into material derivative financial instrument transactions.

The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 95.0% of the Company's total investment portfolio at December 31, 2001. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 0.3 years at December 31, 2001. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 2000, fixed income securities comprised approximately 77.1% of the Company's investment portfolio and had an estimated weighted average remaining life of 2.2 years. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company currently manages the investment portfolio to maintain liquidity, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return.

The following table provides information about the Company's fixed income securities. The table presents principal cash flows by expected maturity dates.

                                                              EXPECTED MATURITY DATE
                                                              ----------------------

                                            2002     2003      2004      2005      2006      THEREAFTER      TOTAL      FAIR VALUE
                                            ----     ----      ----      ----      ----      ----------      -----      ----------
                                                                   (DOLLARS IN THOUSANDS)

Rate Sensitive Assets:
Available for Sale Fixed
  Income Securities:
U.S. Government                          $94,961   $6,199    $6,192         -         -          $4,495     $111, 847     $111,847
Weighted Average Interest Rate              2.65%    4.94%     4.94%        -         -            7.07%            -            -
Other Fixed Maturities:
Rated Investment Grade                    $5,287   $3,895       $50       $25         -          $1,538     $  10,795     $ 10,795
    Weighted Average Interest Rate          7.20%    7.75%     5.50%     5.50%        -            7.13%            -            -
Held to Maturity Fixed Income
  Securities:
U.S. Government                             $480        -         -         -         -               -          $480         $489
 Weighted Average Interest Rate             6.38%       -         -         -         -               -             -            -



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14 of the 1934 Act in connection with the 2002 Annual Meeting of Shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

The information to be included under the caption "Security Ownership of certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

The  information to be included  under the caption  "Certain  Relationships  and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

(A) FINANCIAL STATEMENTS AND SCHEDULE.

1. The following Financial Statements of Allcity Insurance Company are included in Item 8:

     Report  of  Independent  Accountants ................................    F2
     Financial Statements:
     Consolidated Balance Sheets as of December 31, 2001 and 2000 ........    F3
     Consolidated Statements of Operations for the years ended
        December 31, 2001, 2000 and 1999 .................................    F4
     Consolidated Statements of Changes in Shareholders' Equity
        for the years ended December 31, 2001, 2000 and 1999 .............    F5
     Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999 .................................    F6
     Notes to Consolidated Financial Statements ..........................    F7
     Financial Statement Schedule:
     Schedule VI - Supplemental Information Concerning
        Property/Casualty Insurance Operations ...........................   F27

2. The information for Schedules I, IV and V required to be filed pursuant to Regulation S-X, Article 7 is contained in the Notes to Consolidated Financial Statements and, therefore, these schedules have been omitted.
     Schedule VI - Supplemental Information Concerning Property/Casualty Insurance Operations has been included herein. All other required schedules are not applicable.


(B) REPORTS ON FORM 8-K.

The Company filed current reports on Form 8-K dated March 1, 2001 and December 28, 2001 which set forth information under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits."

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

    See attached Exhibit Index.

(D) FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X.

    See Item 14(a).

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALLCITY INSURANCE COMPANY

April 1, 2002                By:  /s/ Rocco J. Nittoli
                                  -----------------------------------
                                  Rocco J. Nittoli
                                  Director, Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

/s/ H. E. Scruggs, Jr.                      /s/ Rocco J. Nittoli
------------------------------              ----------------------------------
H. E. Scruggs, Jr.                          Rocco J. Nittoli
Director, President and Chief               Director, Chief Operating Officer
Executive Officer

/s/ Joseph S. Steinberg                     /s/ Martin B. Bernstein
------------------------------              ----------------------------------
Joseph S. Steinberg                         Martin B. Bernstein
Director, Chairman of the Board             Director


/s/ Louis V. Siracusano                     /s/ Harry H. Wise
------------------------------              ----------------------------------
Louis V. Siracusano                         Harry H. Wise
Director                                    Director



/s/ Daniel G. Stewart                       /s/ Thomas E. Mara
------------------------------              ----------------------------------
Daniel G. Stewart                           Thomas E. Mara
Director                                    Director



/s/ Ian M. Cumming                          /s/ James E. Jordan
------------------------------              ----------------------------------
Ian M. Cumming                              James E. Jordan
Director                                    Director



/s/ Lucius Theus                            /s/ Christopher J. Gruttemeyer
------------------------------              ----------------------------------
Lucius Theus                                Christopher J. Gruttemeyer
Director                                    Director, Vice President



/s/ Joseph A. Orlando
------------------------------
Joseph A. Orlando
Director

EXHIBIT INDEX
-------------


     The following designated exhibits, as indicated below, are either filed herewith (if indicated by an asterisk) or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are incorporated herein by reference to such filings.

   Exhibit Number      Description of Document
   --------------      -----------------------


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

   Exhibit Number      Description of Document
   --------------      -----------------------


          10(c) Tax Allocation Agreement dated February 28, 1989 among the Company, PHLCORP, Inc., Empire, Centurion, Empire Livery Services, Inc., Executroll Services Corporation, and Empall Agency Incorporated (incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1988).


          10(d) Quota Share Reinsurance Agreement between Empire Insurance Company and Centurion Insurance Company (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

          10(e) Lease agreement dated June 27, 1996 between Empire Insurance Company and Brooklyn Renaissance Plaza L.L.C., as Landlord, BRPII L.L.C as sub-landlord (incorporated by reference to Exhibit 10(a) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

          10(f) Sublease agreement dated November 9, 2000 between Empire Insurance Company and The New York City School Construction Authority (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          10(g) Transfer Agreement dated February 28, 2001 between Empire Insurance Company, Allcity Insurance Company, Centurion Insurance Company and Tower Risk Management Corporation and Tower Insurance Company of New York (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          10(h)     Lease   agreement  dated  October  3,  2001  between  Empire
                    Insurance Company and the Washington Group, LLC.*

          10(i) Merger agreement dated October 5, 2001 between Empire Insurance Company and Centurion Insurance Company.*

ITEM 8.  Financial Statements and Supplementary Data
------   --------------------------------------------
                                                                            PAGE
                                                                            ----
The following financial information is submitted herein:

Report of Independent Accountants                                             F2
Consolidated Balance Sheets as of December 31, 2001 and 2000                  F3
Consolidated Statements of Operations for the years
         ended December 31, 2001, 2000 and 1999                               F4
Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 2001, 2000 and 1999                 F5
Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                     F6
Notes to Consolidated Financial Statements                                    F7

Financial Statement Schedule:

Schedule VI- Supplemental  Insurance  Information  Concerning
         Property/Casualty Insurance  Operations for the years
         ended  December 31, 2001,  2000 and 1999                            F27



                                      -F1-

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Allcity Insurance Company:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Allcity Insurance Company and its subsidiary (a substantially owned subsidiary of Empire Insurance Company which is a wholly owned subsidiary of Leucadia National Corporation) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has decided to limit its operations to paying existing obligations and accepting only business that it is obligated to accept by contract or New York insurance law. As also discussed in Note 1, the Company's majority shareholder and primary reinsurer through a Pooling Arrangement, Empire Insurance Company, has reported limited statutory surplus in its December 31, 2001 statutory financial statements and further decreases in its statutory surplus may allow the New York Insurance Department the ability to take material adverse regulatory actions against Empire and the Company.


PricewaterhouseCoopers LLP
New York, New York
March 1, 2002



                                      -F2-

CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)

                                                                  DECEMBER 31,
                                                            --------------------
 ASSETS                                                         2001       2000
                                                            --------    -------
  Investments:
   Fixed maturities
        Available for sale (amortized cost of
     $23,872 in 2001 and $118,833 in 2000)                  $ 24,175   $119,029
     Held to maturity (fair value
     of $489 in 2001 and $483 in 2000)                           480        486
   Equity securities available for sale                          429        375
   Short-term                                                 98,467      6,834
   Other invested assets                                       6,088     37,149
                                                            --------    -------
                                        TOTAL INVESTMENTS    129,639    163,873

  Cash                                                            36         77
  Agents' balances, less allowance for
    doubtful accounts ($837 in 2001 and
    $1,770 in 2000)                                            2,873      5,773
  Accrued investment income                                      464      2,329
  Reinsurance balances receivable                            160,713    174,629
  Prepaid reinsurance premiums                                 3,785     17,748
  Deferred policy acquisition costs                             --        3,035
  Other assets                                                 4,730      4,820
                                                            --------    -------
                                       TOTAL ASSETS         $302,240   $372,284
                                                            ========    =======
LIABILITIES
  Unpaid losses                                             $211,254   $239,051
  Unpaid loss adjustment expenses                             32,037     29,455
  Unearned premiums                                            7,215     32,622
  Due to affiliates                                            9,713        649
  Reinsurance balances payable                                   949      1,505
  Other liabilities                                            8,054      8,725
  Surplus note                                                 7,114     16,486
                                                            --------    -------
                                       TOTAL LIABILITIES     276,336    328,493
                                                            --------    -------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value: 7,368,420
    shares authorized; 7,078,625 shares issued
    and outstanding in 2001 and 2000                           7,079      7,079
  Additional paid-in capital                                   9,331      9,331
  Accumulated other comprehensive income                         732        571
  Retained earnings                                            8,762     26,810
                                                            --------    -------
                    TOTAL SHAREHOLDERS' EQUITY                25,904     43,791
                                                            --------    -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $302,240   $372,284
                                                            ========    =======

See Notes to Consolidated Financial Statements.

                                      -F3-

CONSOLIDATED STATEMENTS OF OPERATIONS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except shareand per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                          2001          2000          1999
                                                    -----------   -----------   -----------

REVENUES
   Premiums earned                                  $   18,258    $   30,855    $   42,448
   Net investment income                                 9,159        11,443        12,466
   Service fee income                                     --            --           2,032
   Net securities gains/(losses)                         1,870          (213)       (1,668)
   Other income                                            441           218           384
                                                    -----------   -----------   -----------
                                                        29,728        42,303        55,662
                                                    -----------   -----------   -----------
LOSSES AND EXPENSES
   Losses                                               24,575        31,760        33,597
   Loss adjustment expenses                             11,919        12,047         8,941
   Other underwriting expenses, less
     deferrals of $1,783 in 2001, $7,413
     in 2000 and $7,398 in 1999                          5,925         8,009         9,547
   Amortization of deferred policy
     acquisition costs                                   4,818         7,793         9,348
   Interest on surplus note                                538           634           551
                                                    -----------   -----------   -----------
                                                        47,775        60,243        61,984
                                                    -----------   -----------   -----------

LOSS BEFORE FEDERAL INCOME TAXES                       (18,047)      (17,940)       (6,322)

FEDERAL INCOME TAXES
    Current expense/(benefit)                                1          (338)          (49)
    Deferred expense /(benefit)                           --          13,198        (2,542)
                                                    -----------   -----------   -----------
                                                             1        12,860        (2,591)
                                                    -----------   -----------   -----------

             NET LOSS                                 $(18,048)     $(30,800)   $   (3,731)
                                                    ===========   ===========   ===========
Per share data, based on 7,078,625
   average shares outstanding in 2001,
   2000 and 1999

BASIC AND DILUTED LOSS PER SHARE                    $    (2.55)   $    (4.35)   $    (0.53)
                                                    ===========   ===========   ===========


See Notes to Consolidated Financial Statements.


                                      -F4-

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands)

                                                           SHAREHOLDERS'EQUITY
--------------------------------------------------------------------------------------------------------
                                                                                        ACCUMULATED                TOTAL
                                                                         ADDITIONAL       OTHER                    SHARE-
                                                       COMMON STOCK       PAID-IN      COMPREHENSIVE  RETAINED     HOLDERS'
                                                      SHARES    AMOUNT    CAPITAL      INCOME/(LOSS)  EARNINGS     EQUITY
                                                      ------    ------    -------      -------------  --------     ------
Balance as of January 1, 1999                         7,079     $7,079     $9,331           $449       $61,341    $78,200
                                                                                                                  --------
Comprehensive Loss:
  Net loss for the year                                                                                 (3,731)    (3,731)
  Unrealized holding losses arising during
  the period (net of deferred tax benefit
     of $1,803)                                                                           (3,349)                  (3,349)
  Less reclassification of net securities
    losses included in net loss (net of
  deferred tax benefit of $321)                                                              596                      596
                                                                                                                  --------
    Comprehensive Loss                                                                                             (6,484)
                                                      ------    ------    -------      -------------  --------     ------
Balance as of December 31, 1999                       7,079      7,079      9,331         (2,304)       57,610     71,716
                                                                                                                  --------
Comprehensive Loss:
  Net loss for the year                                                                                (30,800)   (30,800)
  Unrealized holding gains arising during
  the period (net of deferred tax expense
    of $1,240)                                                                             1,776                    1,776
  Less reclassification of net securities
  losses included in net loss (net of
  deferred tax of $0)                                                                      1,099                    1,099
                                                                                                                  --------
    Comprehensive Loss                                                                                            (27,925)
                                                      ------    ------    -------      -------------  --------     ------
Balance as of December 31, 2000                       7,079      7,079      9,331            571        26,810     43,791
Comprehensive Loss:

  Net loss for the year                                                                                (18,048)   (18,048)
  Unrealized holding gains arising during
  the period (net of deferred tax
  of $0)                                                                                     272                      272
  Less reclassification of net securities
  gains included in net loss (net of
  deferred tax of $0)                                                                       (111)                    (111)
                                                                                                                  --------
    Comprehensive Loss                                                                                            (17,887)
                                                      ------    ------    -------      -------------  --------     ------
  Balance as of December 31, 2001                     7,079     $7,079     $9,331          $ 732        $8,762    $25,904
                                                      ======    ======    =======      =============  ========    =======

See Notes to Consolidated Financial Statements


                                      -F5-

CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)
                                                            YEARS  ENDED DECEMBER 31,
                                               --------------------------------------------
                                                     2001        2000                1999

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $ (18,048)   $ (30,800)           $  (3,731)
 Adjustments to reconcile net loss
   to net cash used for operating
   activities:
     Provision for deferred tax expense
        (benefit)                                   --         13,198               (2,542)
     Amortization of deferred policy
      acquisition costs                            4,818        7,793                9,348
     Provision for doubtful accounts                (933)         (42)                  (5)
     Net securities (gains)/losses                (1,870)         213                1,668
     Policy acquisition costs incurred
       and deferred                               (1,783)      (7,413)              (7,398)
     Net change in:
       Agents' balances                            3,833          384                3,905
       Reinsurance balances receivable            13,916       55,564               65,801
       Prepaid reinsurance premiums               13,963        4,534               15,409
       Unpaid losses and loss adjustment
         expenses                                (25,215)     (73,430)             (92,296)
       Unearned premiums                         (25,407)      (6,305)             (25,045)
       Due to(from)affiliates                      9,064      (11,327)              15,674
       Reinsurance balances payable                 (556)         788                 (168)
       Other, net                                  2,028        1,755               (2,000)
                                               ----------   -----------         -----------
NET CASH USED FOR OPERATING ACTIVITIES           (26,190)     (45,088)             (21,380)
                                               ----------   -----------         -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed maturities             (28,380)     (23,245)            (186,831)
     Net change in other invested assets          31,061       (3,274)              (2,429)
     Proceeds from sale of fixed maturities       33,256       67,560              181,863
     Proceeds from maturities of fixed
       maturities                                 91,755        3,185               15,974
     Net change in short-term investments        (91,633)         295               13,057
                                               ----------   -----------         -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES         36,059       44,521               21,634
                                               ----------   -----------         -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES
      Interest on Surplus Note                    (9,910)        --                    --
                                               ----------   -----------         -----------
NET CASH USED FOR FINANCING ACTIVITIES            (9,910)        --                    --
                                               ----------   -----------         -----------

        NET (DECREASE)/INCREASE IN CASH              (41)        (567)                 254
             Cash at beginning of year                77          644                  390
                                               ----------   -----------         -----------
                     Cash at the end of year    $     36    $      77           $      644
                                               ----------   -----------         -----------

    Cash paid for federal income taxes          $    -      $   1,583           $    2,872
                                               ----------   -----------         -----------


See Notes to Consolidated Financial Statements.

                                      -F6-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1-ORGANIZATION

Allcity Insurance Company ("Allcity" or the "Company") is a property and casualty insurer and includes the results of its subsidiary, Empall Agency, Inc. ("Empall"). Empire Insurance Company ("Empire"), a property and casualty insurer owns approximately 84.6% of the outstanding common shares of the Company. Empire also owned 100% of the common shares of Centurion Insurance Company which merged with Empire, effective December 31, 2001. Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.7% of the outstanding common shares of the Company. The Company and Empire are sometimes hereinafter collectively referred to as the Group.

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

Historically, the Group specialized in commercial and personal property and casualty insurance business primarily in the New York metropolitan area. The Group offered insurance products for vehicles (including medallion and radio-controlled livery vehicles), general liability coverage, property coverage (including mercantile and multi-family residential real estate) and workers' compensation to commercial accounts and private passenger automobile and homeowners products to individuals.

During the past several years, the Group experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005.

During the third quarter of 2001, the Department informed the Company and Empire of its examination findings concerning the three-year period ended December 31, 1999. The triennial report was subsequently filed by the Department in November 2001. Among other matters, the Department's report indicated a loss and loss adjustment expenses ("LAE") reserve deficiency for the Company and Empire. The Company and Empire responded to the Department's examination findings and concluded that based on subsequent adverse development recorded by the Company, the Department's reserve estimates were within a reasonable actuarial range of acceptable estimates. As of September 30, 2001, the Company's and Empire's reserve levels for losses and LAE prior to December 31, 1999 were consistent with the Department's findings.

                                      -F7-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1-ORGANIZATION--CONTINUED

In addition, the triennial report noted that the Group's organizational structure causes Empire's stand-alone statutory surplus to be reduced by a statutory limitation on the carrying value of its investment in the Company and Centurion. Empire submitted to the New York Insurance Department (the "Department") a plan for remedying its stand-alone surplus deficiency, including the merger of Centurion into Empire, which was approved by the Department and consummated in 2001. Empire's stand-alone surplus at December 31, 2001 exceeded the minimum statutory surplus requirement of $3,300,000 by $7,771,000. In the event Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company.

In March 2001, the Group had announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies in any lines of business and that it had filed plans of orderly withdrawal with the Department as required. Commercial lines policies are being non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under the 2001 agreement for the sale of the Group's renewal rights (the "Tower Agreement"). Starting in the second quarter of 2001, Tower purchased the renewal rights for substantially all of the Group's remaining lines of business, excluding private passenger automobile and commercial automobile/garage, for a fee based on the direct written premiusm actually renewed by Tower. The amount of the fee is expected to be approximately $900,000, of which the Company's share would be $270,000. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. After the expiration of its existing commercial lines policies, the Group will thereafter have no renewal obligations for those policies. Under New York insurance law, the Group is obligated to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period; however, the Tower Agreement obligates Tower to offer their own policies as replacements for the Group's policies. Excluding the remaining terms of existing policies that the Group intends to either non-renew, cancel or that will be replaced by Tower, as of December 31, 2001, the Group's in force premium volume totaled $11,100,000. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law.

                                      -F8-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1-ORGANIZATION--CONTINUED

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2001.

The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, Missouri, New Hampshire and New Jersey.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Empall.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical  Accounting  Policies  and  Estimates:  The  preparation  of  financial
----------------------------------------------
statements in conformity with generally accepted accounting principles ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and LAE are determined using case-basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. The Company relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings. The liability for losses and LAE are based on estimates and assumptions and the ultimate loss may differ.

                                      -F9-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carryforwards. The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period.

Investments:   At  acquisition,   marketable  debt  and  equity  securities  are
-----------
designated as either (i) "held to maturity" and carried at amortized cost, (ii) "trading" and carried at estimated fair value with differences between cost and estimated fair value reflected in results of operations or (iii) "available for sale" and carried at estimated fair value, with differences between cost and estimated fair value being reflected as a separate component of shareholders' equity, net of taxes. Other invested assets, which are designated as trading securities, represent an investment in a limited partnership which invested principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased. At December 31, 2001, all of the underlying securities held by the limited partnership were liquidated and a substantial portion of the proceeds were distributed to the Company and reinvested in short-term fixed income securities. The undistributed proceeds held by the limited partnership at December 31, 2001 were invested in short-term investments and cash equivalents. Short-term investments are carried at cost which approximates fair value. Estimated fair values are principally based on quoted market prices.

At December 31, 2001 and 2000, investments in fixed maturities on deposit with the Department, which the Company has the intent and ability to hold to maturity, are classified as "Investments held to maturity".

Investment income is reported when earned. Net securities gains or losses on the sales of investments are determined on a specific identification basis. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values.

Unearned Premiums:  Unearned premiums have been calculated  predominantly  using
-----------------
the daily pro rata method.

Reinsurance: Unpaid losses, unpaid LAE and unearned premiums are stated gross of
-----------
reinsurance ceded. Premiums written and earned, losses and LAE paid and incurred, and other underwriting expenses are stated net of reinsurance ceded.

Pension Cost:  Empire funds  actuarially  determined  pension costs as currently
------------
accrued; 30% of such pension costs are allocated to the Company.

                                     -F10-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Policy  Acquisition   Costs:   Policy  acquisition  costs,  which  consisted  of
---------------------------
commissions, premium taxes and certain other underwriting expenses (net of reinsurance allowances), were deferred and amortized ratably over the terms of the related policies. Deferred policy acquisition costs were limited to their net realizable value after consideration of investment income on the related premium. If recoverability of such costs from future premiums and related investment income was not anticipated, the amounts not considered recoverable were charged to operations. During 2001, the Company expensed $2,600,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

Participating  Policies:  Participating  business on workers' compensation lines
-----------------------
constitutes  approximately  1.4% of the Company's  net premiums  written for the year ended December 31, 2001. Amounts transferred to the participating policyholders' funds are determined by means of specific identification based upon premium volume and loss experience. The amount of dividends to be paid to participating policyholders is approved quarterly by the Board of Directors. The amount of policyholders' dividends paid on participating policies was $35,000, $59,000 and $133,000 in 2001, 2000 and 1999 respectively. Unpaid dividends to participating policyholders are included as a liability in the consolidated balance sheets.

Servicing Arrangements:  Service fee income from assigned risk business acquired
----------------------
through contractual arrangements with other insurance companies was recognized as revenue and earned over the life of the covered policies on a monthly pro-rata method.

Service fee income for the administrative services, including underwriting, policy issuance, premium collection and claims services, provided to the New York Public Auto Pool (the "NYPAP") was recorded as a reduction to other underwriting and loss adjustment expenses and was earned over the life of the policies issued. The premiums and losses processed by the Company on behalf of the NYPAP, which are not reflected in the consolidated financial statements for the years ended December 31, are as follows (in thousands):

                                       2001       2000        1999
                                     -------    -------    --------
Premiums Earned                      $    -     $    -     $     -
Losses Incurred                      (1,127)       231     (12,972)
Unpaid Losses                        13,534     21,781      32,250

The premiums, losses and expenses of the business for which the Company provides administrative services are reflected on the financial statements of those insurance companies, including the Company, in New York State which are required to participate in the NYPAP. In its role as a servicing carrier, the Company is liable only for the LAE which are incurred to adjust and settle the claims processed on behalf of the NYPAP. Liabilities for this LAE are determined using case basis evaluations and statistical analyses.

Earnings Per Share: Earnings per share ("EPS") are based on the weighted average
------------------
number of common shares outstanding. There were no outstanding common stock equivalents during 2001, 2000 and 1999 and therefore, basic and diluted EPS are the same.

                                     -F11-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED


New  Pronouncements:  In June 2001,  the Financial  Accounting  Standards  Board
-------------------
("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations after June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company has reviewed the impact of the implementation of these pronouncements, and does not expect them to have a material effect on the Company's financial position or results of operations.


NOTE 3-SURPLUS NOTE

Effective January 1, 1980, the Company issued a surplus note to Empire in the principal amount of $7,000,000. Accrued but unpaid interest of $114,000 and $9,486,000 as of December 31, 2001 and 2000, respectively, is included in the balance due under the surplus note. The surplus note provides, among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the current calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent of Insurance of the State of New York ("Superintendent") and must be repaid, in whole or in part, when so ordered by the Superintendent. During 2001, with the approval of the Superintendent, the Company paid Empire $9,910,000 of interest that had been accrued on the surplus note through September 30, 2001.

                                     -F12-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4-INVESTMENTS


Investment income by source is summarized as follows:

                                           YEARS ENDED DECEMBER 31,
                                         --------------------------
                                           2001      2000     1999
                                           ----      ----     ----
                                               (In thousands)
Investment income:
    Fixed maturities                     $3,666   $ 8,077  $ 9,214
    Other invested assets                 3,440     3,273    2,430
    Short-term investments                2,255       329    1,025
                                         -------  -------- --------
                                          9,361    11,679   12,669
         Less: Investment expenses          202       236      203
                                         -------  -------- --------
                  NET INVESTMENT INCOME  $9,159   $11,443  $12,466
                                         =======  ======== ========

Investments at December 31, 2001 are summarized as follows:

                                                  GROSS UNREALIZED  ESTIMATED
                                                  ----------------
                                         AMORTIZED  APPRE-  DEPRE-     FAIR
                                          COST    CIATION CIATION     VALUE
                                       ---------   ------   ------  ---------
                                                   (In thousands)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies                   $12,349   $   41 $     -   $  12,390
Mortgage-backed
  securities                              4,338      157       -       4,495
Foreign governments                          75        -       -          75
All other corporate bonds                 7,110      105       -       7,215
                                       ---------   ------   ------  ---------
Total fixed maturities                   23,872      303       -      24,175
                                       ---------   ------   ------  ---------
Equity securities                          -         429       -         429
                                       ---------   ------   ------  ---------
      TOTAL INVESTMENTS
      AVAILABLE FOR SALE                 23,872      732       -      24,604
                                       ---------   ------   ------  ---------
Held to maturity:
U.S. Treasury securities                    480        9       -         489
                                       ---------   ------   ------  ---------
      TOTAL INVESTMENTS
      HELD TO MATURITY                      480        9       -         489
                                       ---------   ------   ------  ---------
Short-term                               98,467      -         -      98,467
Other invested assets                     6,088      -         -       6,088
                                       ---------   ------   ------  ---------
      TOTAL INVESTMENTS                $128,907    $ 741    $  -    $129,648
                                       =========   ======   ======  =========



                                     -F13-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4-INVESTMENTS-CONTINUED


Investments at December 31, 2000 are summarized as follows:
                                                  GROSS UNREALIZED  ESTIMATED
                                                  ----------------
                                         AMORTIZED  APPRE-  DEPRE-     FAIR
                                          COST    CIATION  CIATION    VALUE
                                       ---------   ------   ------  ---------
                                                   (In thousands)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies                   $69,432    $ 142   $ 268    $ 69,306
Mortgage-backed
  securities                              9,310       66       3       9,373
Foreign governments                       3,696       66      -        3,762
All other corporate bonds                36,395      370     177      36,588
                                       ---------   ------   ------  ---------
Total fixed maturities                  118,833      644     448     119,029
                                       ---------   ------   ------  ---------
Equity securities                          -         375      -          375
                                       ---------   ------   ------  ---------
      TOTAL INVESTMENTS
      AVAILABLE FOR SALE                118,833    1,019     448     119,404
                                       ---------   ------   ------  ---------
Held to maturity:
U.S. Treasury securities                    486      -        3          483
                                       ---------   ------   ------  ---------
      TOTAL INVESTMENTS
      HELD TO MATURITY                      486      -        3          483
                                       ---------   ------   ------  ---------
Short-term                                6,834      -        -        6,834
Other invested assets                    37,149      -        -       37,149
                                       ---------   ------   ------  ---------
      TOTAL INVESTMENTS                $163,302   $1,019    $451   $163,870
                                       =========   ======   ======  =========


The amortized cost and estimated fair values of fixed maturities (including short-term securities) at December 31, 2001 are shown as follows (in thousands):

                                          AMORTIZED      FAIR
                                             COST        VALUE
                                          ---------    ---------
Investments available for sale:
Due in one year or less                   $100,236     $100,248
Due after one year through five years       16,245       16,361
Due after five years through ten years          -            -
Thereafter                                   1,520        1,538
                                          ---------    ---------
              Sub total                    118,001      118,147
Mortgage-backed securities                   4,338        4,495
                                          ---------    ---------
              Sub total                    122,339      122,642
Investments held to maturity:
Due after one year through five years          480          489
                                          ---------    ---------
                               TOTAL      $122,819     $123,131
                                          =========    =========


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company sold certain fixed maturities classified as available for sale during 2001, 2000 and 1999 and realized gross pre-tax capital gains of $1,891,000, $661,000 and $148,000, respectively, and gross pre-tax capital losses of $21,000, $874,000 and $1,820,000, respectively.

                                     -F14-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4-INVESTMENTS-CONTINUED

The changes in unrealized appreciation/(depreciation) on investments available for sale were $161,000 and $4,115,000 before taxes for the years ended December 31, 2001 and 2000, respectively.

As of December 31, 2001 and 2000, a security with an amortized cost of approximately $480,000 and $486,000 respectively, was on deposit with the Department.

NOTE 5-STATUTORY INFORMATION

The following is a reconciliation of net loss and surplus as reported on a statutory basis ("SAP") to net loss and shareholders' equity as determined in conformity with GAAP (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   2001       2000      1999
                                                --------   --------   -------
Statutory net loss                             $(25,171)  $(16,694)  $(4,174)
Add (deduct):
  Change in deferred policy acquisition
    costs                                        (3,035)      (380)   (1,950)
  Change in allowances for doubtful
    accounts                                      1,200         42         5
  Policyholders' dividends                           30         36       234
  Sublease real estate commission                   487        416         -
  Capitalized systems development costs          (1,100)      (696)      582
  Other postretirement benefits                     (46)       (41)      253
  Current tax benefit (expense)                      (1)       338      (688)
  Deferred tax (expense) benefit                     -     (13,198)    2,542
  Interest on surplus note                        9,372       (634)     (551)
  Other                                             216         11        16
                                                --------   --------   -------
                           GAAP                $(18,048)  $(30,800)  $(3,731)
                                                ========   ========   =======



                                                             DECEMBER 31,
                                                     --------------------------
                                                        2001             2000
                                                       ------           ------
Statutory Shareholders' Equity and Surplus           $ 29,013          $53,707
 Add (deduct):
  Deferred policy acquisition costs                        -             3,035
  Non-admitted premiums receiavble,
    less allowance for doubtful accounts                  588              250
  Sublease real estate commission                         903              416
  Capitalized systems development costs                   825            1,926
  Provision for unauthorized reinsurance                  110              110
  Policyholders' dividends                                 -               (30)
  Other postretirement benefits                           (91)             (45)
  Net unrealized appreciation on investments              303              196
  Surplus note                                         (7,114)         (16,486)
  Other non-admitted assets                             1,367              712
                                                       ------           ------
                           GAAP                       $25,904          $43,791
                                                       ======           ======


                                     -F15-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 5-STATUTORY INFORMATION--CONTINUED

The Company has paid no dividends on its common shares since 1975. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the Department, no New York domestic property/casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (1) 10% of statutory surplus to policyholders as shown in its last statutory annual statement or (2) 100% of adjusted net investment income during such period. Based on the above criteria, at December 31, 2001, $2,201,000 was available for distribution of dividends.

In 1998 the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Department adopted the Codification guidance (Regulation 172), effective January 1, 2001, but did not adopt several key provisions of the guidance. The Company recorded a reduction to surplus of $267,000 representing the cumulative effect of adoption of the Codification guidance in its statutory financial statements for the quarter ended March 31, 2001 filed with the Department.

The NAIC has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2001.

For additional information on the Department's triennial examination of the Company's statutory-basis financial statements as of December 31, 1999, See Note 1.

                                     -F16-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 6-AGENTS' BALANCES

Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 2001, 2000 and 1999 is summarized as follows (in thousands):


           Balance at January 1, 1999                 $1,817
           Provision                                   1,130
           Charge-offs, net of recoveries             (1,135)
                                                       -----
           Balance at December 31, 1999                1,812
           Provision                                     386
           Charge-offs, net of recoveries               (428)
                                                       -----
           Balance at December 31, 2000                1,770
              Provision                                 (516)
              Charge-offs, net of recoveries            (417)
                                                       -----
              Balance at December 31, 2001            $  837
                                                       =====


NOTE 7-UNPAID LOSSES AND LAE


In the following table, the liability for losses and LAE are reconciled for the three years ended December 31, 2001, 2000 and 1999. Included therein are current year data and prior year development.

              RECONCILIATION OF LIABILITY FOR LOSSES AND LAE
                                             2001        2000        1999
                                          -------     -------     -------
                                                   (In thousands)
Net SAP liability for losses and LAE,
 net of reinsurance, at beginning of year $95,587    $113,602    $139,771

Provision for losses and LAE for claims
 occurring in the current year             17,747      27,880      36,524
Increase in estimated losses and LAE
 for claims occurring in prior years       18,747      15,927       6,014
                                          -------     -------     -------
Total incurred losses and LAE              36,494      43,807      42,538
                                          -------     -------     -------
Loss and LAE payments for claims
  occurring during:
    Current year                            5,703       8,920      12,382
    Prior years                            42,207      52,902      56,325
                                          -------     -------     -------
                                           47,910      61,822      68,707
                                          -------     -------     -------

Net SAP liability for losses and LAE,
 at end of year                            84,171      95,587     113,602

Reinsurance recoverable                   159,120     172,919     228,334
                                          -------     -------     -------
Liability for losses and LAE
  at end of year as reported in
  financial statements (GAAP)            $243,291    $268,506    $341,936
                                          =======     =======     =======


                                     -F17-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 7-UNPAID LOSSES AND LAE-CONTINUED

During 2001, the Company recorded adverse loss reserve development of $18,747,000. During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company has increased its loss reserve estimate by $6,900,000 due to an estimated increase in severity for these exposures.

Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of insurance. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and has increased loss reserves for all automobile lines by $3,300,000 for 2001. In addition, the Company also increased its reserve for LAE by $7,000,000 as a result of the increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and LAE of $800,000, primarily relating to business interruption coverage. Due to the recency and nature of this event, the loss estimate is likely to be revised.

During 2000, the Company recorded adverse loss reserve development of $15,927,000, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of PIP claims and an increase in the frequency of liability claims in the private passenger automobile line ($2,800,000), an increase in the frequency of liability claims in the commercial automobile line ($1,900,000), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($1,400,000) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($4,500,000). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, are consistent with emerging industry trends in the New York City marketplace. In addition, the Company increased its estimate for LAE by $3,300,000 as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group had outsourced almost two-thirds of its claims. The Group was primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company had also increased its reserve estimate for claims handled internally.

                                     -F18-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 7-UNPAID LOSSES AND LAE-CONTINUED

During 1999, the Company recorded adverse loss reserve development of $6,014,000, principally due to an increase in severity of 1998 accident year losses in the assigned risk automobile and voluntary private passenger automobile lines, and 1996 accident year losses in certain classes of the commercial automobile line. As a result, the Company increased its reserves by $2,200,000 for assigned risk automobile, $1,500,000 for voluntary private passenger automobile and $1,400,000 for commercial automobile lines.

The Company has purchased annuities with various life insurance companies for a number of settled claims. The claimants have been designated as payees; however, the Company has a contingent liability of approximately $6,800,000 which represents the aggregate amount of settlements with the claimants, in the event of the failure of the various life insurance companies to perform.

NOTE 8-REINSURANCE

The Group has obtained reinsurance coverage to reduce its risk of and exposure to large insurance claims and catastrophes. For all three years, the Group's maximum retained limit for all lines of business was $300,000 per occurrence. Additionally, the Group entered into a property catastrophe excess of loss treaty to protect against certain losses. Its retention of lower level losses under this treaty was $7,500,000 for each of the three years. Due to the geographic concentration of its business, the Group believes hurricanes, windstorms and civil disturbances are its most significant exposures to catastrophic losses. Computer modeling programs provided by independent consultants are used to estimate exposure to such losses. Due to the runoff of the Group's business and resulting reduced loss exposure, the Group terminated its property catastrophe excess of loss coverage effective January 1, 2002. In November 2001, the Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation affects only personal lines policies renewed on or after January 1, 2002, and would impact the Group for losses only on policies that provided coverage in excess of its retained reinsurance limit of $300,000. Currently, the Group has approximately 300 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $500,000 per occurrence. Under the pooling agreement, 70% of such losses would be assumed by Empire and 30% would be retained by the Company. After reviewing its options of finding comparable reinsurance coverage, the Group has decided not to replace this coverage.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance, excluding the pooling agreement with Empire, generally has been placed with certain of the largest reinsurance companies, including (with their respective A.M Best & Co. ratings) General Reinsurance Corporation (A++) and Zurich Reinsurance (NA), Inc. (A+). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

                                     -F19-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8-REINSURANCE-CONTINUED

Effective January 1, 1997 Empire entered into a quota share reinsurance agreement with its subsidiary, Centurion. Under this agreement, Empire assumed 50% up to July 1, 1997 and 75% thereafter of the effective period premiums and losses of Centurion and granted Centurion a ceding commission. Under the pooling agreement, 70% of such business assumed was retained by Empire and 30% was ceded to the Company. This quota share reinsurance agreement was terminated effective December 31, 2001 following the merger of Empire and Centurion.

Pursuant to the pooling agreement, the Company has a net reinsurance recoverable from Empire. As of December 31, 2001, the Company's reinsurance recoverable from Empire was $130,631,000, representing 43% of the Company's total assets. While that liability is reflected on Empire's stand-alone statutory financial statements, Empire's statutory surplus (after deducting this liability) is $11,071,000 as of December 31, 2001, which is $7,771,000 above the minimum required under New York insurance regulations. The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further significant deterioration in Empire's surplus could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable.


Reinsurance receivable balances at December 31, 2001 and 2000 (including $130,631,000 and $167,699,000, respectively, of reinsured amounts arising from the intercompany pooling agreement with Empire) are as follows (in thousands):

                                                    CEDED TO
                                       ------------------------------
                                         EMPIRE     OTHERS     TOTAL
                                         ------     ------     -----
As of December 31, 2001
Prepaid reinsurance premiums           $  3,752    $    33  $  3,785
Reinsurance balances receivable
on:
  Paid losses                                -       1,593     1,593
  Unpaid losses                         108,033     32,241   140,274
  Unpaid loss adjustment expenses        18,846        -      18,846


                                                    CEDED TO
                                       ------------------------------
                                         EMPIRE     OTHERS     TOTAL
                                         ------     ------     -----
As of December 31, 2000
Prepaid reinsurance premiums           $ 17,452    $   296  $ 17,748
Reinsurance balances receivable
on:
  Paid losses                                -       1,710     1,710
  Unpaid losses                         132,143     22,672   154,815
  Unpaid loss adjustment expenses        18,104        -      18,104



                                     -F20-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8-REINSURANCE-CONTINUED

An analysis of reinsurance premiums, losses, LAE and commissions for the years ended December 31, 2001, 2000 and 1999 are summarized as follows (in thousands):

                      DIRECT       ASSUMED           CEDED            NET
                    --------  ----------------  ----------------  -------
                                EMPIRE OTHERS    EMPIRE   OTHERS
                                ------ ------    ------   ------
2001
----
Premiums earned     $ 38,593  $ 18,258   $305  $ 36,156   $2,742  $18,258
Losses incurred       61,224    24,575   275    45,547   15,952   24,575
LAE incurred          12,774    11,918     64    12,380      457   11,919
Commissions incurred   2,986     1,332     25     2,369      642    1,332

Premiums written      18,709     6,813    356    16,586    2,479    6,813
Losses paid           85,860    37,831    512    79,989    6,383   37,831
LAE Paid              11,714    10,076     67    11,321      457   10,079

Unearned premiums(a)   5,323     3,429     71     5,361       32    3,430
Unpaid losses (a)    186,191    70,980    383   154,333   32,241   70,980
Unpaid LAE (a)        26,922    13,192     -     26,923      -     13,191

2000
----
Premiums earned     $ 56,407  $ 30,855   $(13) $ 52,868   $3,526  $30,855
Losses incurred       46,825    31,760   (303)   48,238   (1,716)  31,760
LAE incurred           9,453    12,047    (83)   13,296   (3,926)  12,047
Commissions incurred   8,317     5,175     (3)    7,512      802    5,175

Premiums written      49,893    29,084    (13)   46,268    3,612   29,084
Losses paid          112,872    49,604     80   102,405   10,547   49,604
LAE Paid              14,959    12,218     34    14,590      403   12,218

Unearned premiums(a)  25,207    14,874     20    24,931      296   14,874
Unpaid losses (a)    210,828    84,236    620   188,776   22,672   84,236
Unpaid LAE (a)        25,863    11,351     -     25,863      -     11,351

1999
----
Premiums earned     $ 87,793  $ 42,448   $485  $ 81,528  $ 6,750  $42,448
Losses incurred       58,022    33,597    659    56,088    2,593   33,597
LAE incurred          (6,302)    8,941    223    (6,316)     237    8,941
Commissions incurred  10,111     5,051     34     9,300      845    5,051

Premiums written      65,794    32,812    473    59,520    6,747   32,812
Losses paid          130,845    56,034    958   124,513    7,290   56,034
LAE Paid              13,289    12,673    107    12,853      543   12,673

(a) Amounts as reflected in the consolidated balance sheets can be derived by adding together amounts for direct and assumed and subtracting from this sum 30% of the amount ceded to Empire. The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

                                     -F21-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8-REINSURANCE-CONTINUED


                                                                   PERCENTAGE
                                      ASSUMED   CEDED              OF AMOUNT
                           DIRECT      FROM       TO        NET     ASSUMED
                           AMOUNT    EMPIRE(a) EMPIRE(b)   AMOUNT    TO NET
                          --------  ---------- ---------  --------  --------
Premiums written:
2001                       $18,709    $ 7,169    $19,065   $ 6,813    105.2%
2000                       $49,893    $29,071    $49,880   $29,084    100.0%
1999                       $65,794    $33,285    $66,267   $32,812    101.4%

(a) Includes $356, $(13) and $473 assumed from non-affiliates in 2001, 2000 and 1999, respectively, before the effects of the pooling agreement described in Note 1.

(b) Includes $2,479, $3,612 and $6,747 ceded to non-affiliates in 2001, 2000 and 1999, respectively, before the effects of the pooling agreement described in Note 1.

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

The principal components of the deferred tax benefit at December 31, 2001 and 2000 were as follows (in thousands):

                                                  2001       2000
                                                  ----       ----
  Unpaid loss and loss adjustment
   expense reserves                             $4,537     $4,014
  Unearned premiums                                240      1,041
  Employee benefits and compensation               584        574
  Interest accrued on surplus note                  40      3,320
  Allowance for doubtful accounts                  200        620
  Deferred policy acquisition costs                 -      (1,062)
  Sublease real estate commission                 (316)      (146)
  Pension plan curtailment gain                   (368)      (344)
  Unrealized appreciation on investments          (256)      (200)
  Investment in a limited partnership               -         476
  Unamortized deferred income                      637        681
  Capitalized systems development costs           (289)      (674)
  Tax loss carryforwards                        20,282     10,068
  Other, net                                      (155)      (183)
  Deferred tax benefit                          25,136     18,185
  Valuation allowance                          (25,136)   (18,185)
                   Total                       $  -       $   -
                                                ------     ------

                                     -F22-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 9-FEDERAL INCOME TAXES-CONTINUED
Due to the Company's uncertainty as to having future taxable income necessary for realization of the deferred tax asset, a valuation allowance has been provided as of December 31, 2001 and 2000 for the total amount of the deferred tax asset.

For the years 2001, 2000 and 1999, the difference between the "expected" statutory federal income tax and the actual income tax expense is as follows (in thousands):

                                                    2001       2000     1999

Expected federal income tax (benefit)/expense     $(6,316)  $(6,279)  $(2,213)
Establishment of deferred tax valuation allowance   6,951    18,185         -
Other                                                (634)      954      (378)
                                                   -------   -------   -------
Actual federal income tax expense /(benefit)      $     1   $12,860   $(2,591)
                                                   =======   =======   =======

NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS

Effective January 1, 1999 Empire adopted a non-contributory defined contribution plan. The contributions, ranging from 2% - 16% of employees' current pension eligible compensation, are based on age and service life of the employee. These contributions accumulate for participants on a tax-deferred basis. Participants direct the investment of the contributions to their accounts. In accordance with the pooling agreement, the Company shared 30% of the amount contributed by the Group to the Plan ($624,000 and $682,000 in 2001 and 2000, respectively).

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

                                     -F23-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS-CONTINUED

The following  table sets forth certain  information,  before the effects of the
pooling  arrangement,   relating  to  Empire's  unfunded  substantive  plan  for
postretirement benefits (in thousands):

                                                           2001          2000
                                                           ----          ----
Accumulated postretirement obligation
  at beginning of year                                   $4,934        $4,606
Service cost                                                 35            33
Interest cost                                               351           355
Actuarial loss                                              104           239
Participant contributions                                   183           161
Benefits paid                                              (479)         (460)
                                                          -----         -----
Accumulated postretirement obligation at
  end of year                                             5,128         4,934
Unrecognized net gain from past
  experience different from that assumed
  and effects of changes in assumptions                     433           541
                                                          -----         -----
    ACCRUED POSTRETIREMENT BENEFITS COST                 $5,561        $5,475
                                                          =====         =====

COMPONENTS OF NET POSTRETIREMENT BENEFITS
                                                   2001     2000    1999
                                                  -----    -----  ------
Service cost--benefits earned during the period  $   35   $   33   $  32
Interest cost on projected benefit obligation       351      355     363
Amortization of curtailment gain                      -       -   (1,900)
Net amortization and deferral                        (4)     (19)     -
                                                  -----    -----  ------
 PERIODIC POSTRETIREMENT BENEFITS COST/(INCOME)  $  382   $  369 $(1,505)
                                                  =====    =====  ======

In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit income is 30% of the amounts reflected above and is included in other liabilities. In determining the accumulated postretirement benefit obligation at December 31, 2001 and 2000, Empire utilized discount rates of 7.0% and 7.5%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 9.5% for 2001 declining to an ultimate rate of 5% by 2010. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2001 would have increased by approximately $459,000 before the effects of the pooling agreement. If the health care cost trend rates were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2001 would have decreased by approximately $397,000 before the effects of the pooling agreement. The effect of a 1% increase or decrease on the estimated aggregate of service and interest cost for 2001, 2000 and 1999 would be immaterial.

Empire sponsors an Employees' Savings Plan (the "Savings Plan"), under which each eligible employee may defer a portion of their annual compensation, subject to certain limits. Empire matches contributions equal to 50% of the employee's contributions up to a maximum of 3% of the employee's salary. A participant may also contribute, from after-tax dollars, an amount, not to exceed 10% of annual compensation. Empire's contributions to the Savings Plan were $299,000, $294,000 and $452,000 in 2001, 2000 and 1999, respectively. Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

                                     -F24-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 11-LEASES

The Group has entered into a four year lease expiring in 2005 for approximately 16,000 square feet in an office building located at 45 Main Street, Brooklyn, New York. Under this lease, an additional 9,000 square feet has been leased for a two year period expiring in 2003. The Group also leases office space located in Mineola, New York and Boston, Massachusetts under leases expiring in 2007 and 2003, respectively.

Future minimum rentals for the Group, which exclude escalation amounts, on non-cancelable leases in the aggregate for each of the next five years and thereafter are as follows (in thousands). The amounts below exclude future minimum rentals and sublease amounts from the former corporate headquarters of the Group. The Company is not an obligor under that lease agreement and it is not subject to the pooling agreement as it is not an operating asset of the Group commencing January 1, 2002.


                2002    $   968
                2003        995
                2004        847
                2005        873
                2006        196
              Thereafter    163
                         ------
              Total     $ 4,042
                         ======

Rental expense for the Group for the years 2001, 2000 and 1999, (net of sublease income), was $1,500,000, $3,800,000 and $3,300,000, respectively. The Company is obligated to pay 30% of these rental charges in accordance with the pooling agreement.

NOTE 12-BUSINESS SEGMENTS

As a result of the Company's underwriting actions described in Note 1 and a consolidation of Empire Group's internal management organization in 2001, the Company's prior business segments of Small Business Division, Mid-Market Division and Personal Lines Division have been eliminated. Accordingly, the disclosures for these prior business segments have been eliminated.

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

                                     -F25-

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 15-RELATED PARTIES

See Notes 1, 2, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.


NOTE 16-SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share amounts):

                                              2001
                               ------------------------------------
                                1ST       2ND        3RD      4TH
                               ------   ------     ------    ------
Total Revenues                $10,314  $ 7,715    $ 5,625   $ 6,074
Net (Loss)/Income             (14,277)    (780)    (3,856)      865
Basic and Diluted Earnings/
  (Loss)/Gain Per Share         (2.02)   (0.11)     (0.54)     0.12

                                              2000
                               ------------------------------------
                                1ST       2ND        3RD      4TH
                               ------   ------     ------    ------
Total Revenues                $11,299  $10,907   $ 10,925  $  9,172
Net Income/(Loss)                 287     (564)    (3,120)  (27,403)
Basic and Diluted Earnings/
  Gain/(Loss) Per Share          0.04    (0.08)     (0.44)    (3.87)


See Notes 1, 7 and 9 for certain additional information concerning results of operations for 2001 and 2000.

                                     -F26-

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY/ CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)

---------------------------------------------------------------------------------------------------------------
     COL. A          COL. B     COL. C       COL. D      COL. E     COL. F     COL. G              COL. H
---------------------------------------------------------------------------------------------------------------
                                RESERVES                                                    CLAIMS AND CLAIM
                               FOR UNPAID                                                 ADJUSTMENT EXPENSES
                     DEFERRED   CLAIMS      DISCOUNT                                      INCURRED RELATED TO
                     POLICY    AND CLAIM    IF ANY                              NET        (1)         (2)
                   ACQUISITION ADJUSTMENT  DEDUCTED IN   UNEARNED   EARNED    INVESTMENT  CURRENT      PRIOR
                      COSTS    EXPENSES    COLUMN C (a)  PREMIUMS   PREMIUMS   INCOME       YEAR       YEARS
---------------------------------------------------------------------------------------------------------------



Year ended 12/31/01       $ -  $ 243,291         $ 621    $ 7,215   $ 18,258    $ 9,159    $ 17,747   $ 18,747

Year ended 12/31/00     3,035    268,506           239     32,622     30,855     11,443      27,880     15,927

Year ended 12/31/99     3,415    341,936           250     38,927     42,448     12,466      36,524      6,014



ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY/ CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)
(Continued)

--------------------------------------------------------------------
     COL. A          COL. I       COL. J      COL. K       COL. L
--------------------------------------------------------------------

                  AMORTIZATION                              PAID
                   OF DEFERRED                             CLAIMS
                    POLICY       OTHER                   AND CLAIM
                   ACQUISITION   OPERATING     PREMIUMS   ADJUSTMENT
                     COSTS      EXPENSES (b)  WRITTEN     EXPENSES
--------------------------------------------------------------------



Year ended 12/31/01   $ 4,818      $ 5,925     $ 6,813      $47,910

Year ended 12/31/00     7,793        8,009      29,084       61,822

Year ended 12/31/99     9,348        7,515      32,812       68,707

(a) Liabilities for losses for certain long - term disability payments under workers' compensation insurance are discounted at a maximum of 6%. The liabilities discounted are deemed insignificant and do not have a material effect on reported income.

(b) Other Operating Expenses are reflected net of service fee income and exclude other income and interest on surplus note.





                                     -F27-