Form 10-K/A
period 2001-12-31
ALLCITY INSURANCE CO /NY/
filed 2002-04-29
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


[x] AMENDEMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001

                                       OR

[ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___to___

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Allcity Insurance Company (the "Company") for the fiscal year ended December 31, 2001:


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 13 members divided into three classes: Class I, Class II and Class III. As of April 25, 2002, the directors and executive officers of the Company, their ages, positions held by them during the past five years and the periods during which they have served in such positions are as follows:

    NAME, AGE AND POSITION                   PRINCIPAL OCCUPATION, OFFICE
      WITH COMPANY                              AND TERM OF OFFICE
--------------------------------            ------------------------------------


H.E. Scruggs, Jr., 45,                      Principal Occupation - President,
Director, President and Chief                and Chief Executive
Executive Officer                            Officer of the  Company  and Empire
                                             since September  2000.  Chairman of
                                             American Investment Bank ("AIB"), a
                                             Leucadia  subsidiary,  since  1997.
                                             Member of the Utah Bar; Director of
                                             MK Gold  (an  international  mining
                                             company)    since    March    2001;
                                             Previously    Vice   President   of
                                             Leucadia from March 2000 to January
                                             2002,  Chief  Executive  Officer of
                                             AIB  from   February  1997  through
                                             November  2001,  Vice  President of
                                             AIB  from  June  1995  to  February
                                             1997.
                                            Class II  Director  since  September
                                             2000; current term expires 2004.

Martin B. Bernstein, 68,                    Principal Occupation - President and
Director Director of Ponderosa Fibres of America, Inc. (a pulp manufacturer for paper producers).
                                            Class  II  Director  since  February
                                             1988; current term expires 2004.

Ian M. Cumming, 61                          Principal  Occupation - Chairman  of
Director the Board and a Director of Leucadia since June 1978. Chairman of the Board of The FINOVA Group Inc. (a middle market lender) ("FINOVA") since August 2001. Director of Skywest, Inc. (a Utah based regional air carrier) since June 1986. Director of MK Gold since June 1995. Director of HomeFed Corporation ("HomeFed"), (a real estate development company) since May 1999. Director of Carmike Cinemas, Inc. (a motion picture
                                             exhibitor)   since   January  2002.
                                            Class  I   Director  since  February
                                             1988; current term expires 2003.

James E. Jordan, 58,                        Principal Occupation - Private
Director Investor and Director of First Eagle SoGen Mutual Funds and J.Z. Equity Partners PLC (a British investment trust company).
                                             Previously, Financial Consultant of
                                             the  Jordan  Company  from  1984 to
                                             2001 and  President  of The William
                                             Penn  Corporation  from 1986  until
                                             1997.
                                            Class  III   Director   since  1997;
                                             current term expires 2002.

    NAME, AGE AND POSITION                   PRINCIPAL OCCUPATION, OFFICE
      WITH COMPANY                              AND TERM OF OFFICE
--------------------------------            ------------------------------------

Thomas E. Mara, 56,                         Principal Occupation -
Director Executive Vice President of Leucadia since May 1980 and Treasurer of Leucadia since January 1993. Director of MK Gold since February 2000.
                                            Class  I  Director   since  October
                                             1994; current term expires 2003.

Louis V. Siracusano, 55,                    Principal Occupation - Attorney with
Director                                     McKenna, Fehringer, Siracusano &
                                             Chianese (a law firm) since 1976.
                                            Class  II   Director   since  1985;
                                             current term expires 2004.

Joseph A. Orlando, 46,                      Principal    Occupation    -   Vice
Director                                     President   and   Chief   Financial
                                             Officer  of  Leucadia  since  April
                                             1996.
                                            Class  III  Director   since  1998;
                                             current term expires 2002.

Joseph S. Steinberg, 58,                    Principal Occupation - President of
Director, Chairman of the Board              Leucadia  since  January  1979  and
                                             Director of Leucadia since December
                                             1978.  Director  of MK  Gold  since
                                             June  1995.   Director   of  Jordan
                                             Industries  Inc., (a public company
                                             that owns and manages manufacturing
                                             companies)    since    June   1988.
                                             Director  of HomeFed  since  August
                                             1998.  Chairman  of the Board since
                                             December  1999.  Director of FINOVA
                                             since  August  2001.   Director  of
                                             White  Mountains  Insurance  Group,
                                             Ltd. (a publicly  traded  insurance
                                             holding company) since June 2001.
                                            Class  I  Director  since  February
                                             1988; current term expires 2003.

Daniel G. Stewart, 83,                      Principal Occupation - Independent
Director                                     consulting   actuary since November
                                             1991.
                                            Class  I   Director   since   1980;
                                             current term expires 2003.

Lucius Theus, 79,                           Principal  Occupation  - President,
Director The U.S. Associates (consultants in civic affairs, human resources and business management) since 1989. Principal and Chief Operating Officer of the Wellness Group, Inc. (a provider of health promotion programs) since 1989.
                                            Class  II   Director   since  1980;
                                             current term expires 2004.

Rocco J. Nittoli, 43,                       Principal    Occupation   -   Chief
Director, Chief Operating Officer            Operating  Officer  of the  Company
                                             and  Empire  since  February  2001,
                                             Senior   Vice   President  &  Chief
                                             Information  Officer of the Company
                                             and  Empire  from  January  2000 to
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
                                             Controller   of   Aegis   Insurance
                                             Services, Inc. from October 1995 to
                                             September 1997.
                                            Class I Director  since March 2001,
                                             current term expires 2003.

Harry H. Wise, 63                           Principal  Occupation  -  President
Director                                     and Director, H.W. Associates, Inc.
                                             (an  investment   advisory   firm).
                                             President  and  Director,   Madison
                                             Equity  Capital Corp. (a sponsor of
                                             private  investment  partnerships).
                                            Class  III  Director   since  1988;
                                             current term expires 2002.

    NAME, AGE AND POSITION                   PRINCIPAL OCCUPATION, OFFICE
      WITH COMPANY                              AND TERM OF OFFICE
--------------------------------            ------------------------------------

Christopher J. Gruttemeyer, 36,             Principal    Occupation    -   Vice
Director, Vice President                     President   for  the   Company  and
                                             Empire   since    December    2000.
                                             Assistant   Vice   President   from
                                             September  1999 to  December  2000.
                                             Senior   Financial   Analyst   from
                                             December  1996 to  September  1999.
                                             Internal   Auditor  from  September
                                             1994 to  December  1996.
                                            Class  III  Director   since  March
                                             2001; current term expires in 2002.

Edward A. Hayes, 50,                        Principal  Occupation - Senior Vice
Senior Vice President                        President,  Claims for the  Company
                                             and  Empire  since  November  1999.
                                             Previously,  attorney with Hawkins,
                                             Feretic,  Daly, Maroney & Hayes  (a
                                             law firm) from May 1997 to November
                                             1999.  Vice  President at Travelers
                                             Property Casualty  Corporation from
                                             February 1996 to May 1997.


BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-----------------------------------------

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission. Based solely upon written representations from the Company's executive officers and directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2001, no persons subject to the reporting requirements of
Section 16 (a) were required to file any such reports.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

SUMMARY COMPENSATION TABLE
The Company does not remunerate its executive officers directly. Executive officers of the Company are also executive officers of the Company's parent, Empire, which pays all salaries. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities. All salaries and other operating expenses are shared by the Company and Empire pursuant to a pooling arrangement under which 30% of such expenses are charged to the Company. The amounts reflected in the table below represent the Company's 30% share of compensation expense.

The following table sets forth certain compensation information for H.E. Scruggs, Jr., President and Chief Executive Officer ("CEO") of the Company. There were no other executive officers whose salaries or bonuses paid, or accrued for, under the pooling arrangement exceeded $100,000 for the year ended December 31, 2001.

                                                              SUMMARY COMPENSATION TABLE
                                                              --------------------------
                                                                                 ALL OTHER
                                                      ANNUAL COMPENSATION       COMPENSATION
                                                      -------------------       ------------
NAME AND PRINCIPAL
    POSITION                                            SALARY      BONUS
------------------------
                               YEAR                        $           $            $
                               ----                   ---------   ----------     --------
H. E. Scruggs, Jr.             2001                   $ 32,366    $ 140,513      $ 2,688
President  & CEO               2000                      (a)         (a)            (a)

(a) Mr. Scruggs received no compensation from the Company in 2000. Mr. Scruggs was compensated directly by Leucadia in 2000. Mr. Scruggs was not employed by the Company prior to September 2000.

The Company does not directly remunerate directors. The directors of the Company are also directors of Empire and their fees are paid pursuant to the pooling agreement described above. Directors who are not officers or employees of Empire and the Company are paid an annual joint retainer of $5,000. In addition, eligible directors receive $1,500 for each joint board meeting attended. For attendance at a meeting of a committee of the joint board, such directors receive $1,500 per meeting. In addition, each Chairperson of a committee is entitled to $500 per annum. All fees paid to such directors are shared in accordance with the pooling agreement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of April 25, 2002 as to the Common Shares of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such Common Shares.

           NAME AND                                AMOUNT AND
           ADDRESS OF                              NATURE OF
           BENEFICIAL                              BENEFICIAL                           PERCENT OF
           OWNER                                   OWNERSHIP                               CLASS
           -----------                             -----------                            ------

    Empire Insurance Company                       5,987,401 Common                         84.6%
    45 Main Street                                 Shares owned of
    Brooklyn, N.Y.  11201                          record

    Baldwin Enterprises, Inc.                      471,407 Common                            6.7%
    529 East South Temple                          Shares owned of
    Salt Lake City, Utah 84102                     record

As discussed in Item 1, "Business", Leucadia (and certain of its wholly-owned subsidiaries) may be deemed a parent of Empire and therefore of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by each director and by all directors and officers of the Company as a group as of April 25, 2002.

Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

NAME OF BENEFICIAL              AMOUNT AND NATURE OF          PERCENT OF
     OWNER                      BENEFICIAL OWNERSHIP             CLASS
------------------              --------------------          ----------
Martin B. Bernstein                -                          -
Ian M. Cumming (1)                 -                          -
Christopher J. Gruttemeyer         -                          -
James E. Jordan                    -                          -
Thomas E. Mara                     -                          -
Rocco J. Nittoli                   -                          -
Joseph A. Orlando                  -                          -
H.E. Scruggs, Jr.                  -                          -
Louis V. Siracusano                -                          -
Joseph S. Steinberg (1)            -                          -
Daniel G. Stewart                  -                          -
Lucius Theus                       -                          -
Harry H. Wise                      -                          -
Directors and Executive
Officers as a group                -                          -
(14 persons) (2)

(1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of common stock of the Company, by virtue of their respective interest of approximately 18.0% and 16.8% in Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of common stock of the Company beneficially owned by Leucadia through its subsidiaries, Empire and Baldwin Enterprises, Inc.

(2) Aside from the beneficial ownership described in Note 1 to this table, five directors beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------
See Item 1 of this report and Notes 1, 3, 8, 9, 10 and 11 of Notes to Consolidated Financial Statements for information relating to transactions and relationships between the Company and its affiliates.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLCITY INSURANCE COMPANY
                                           Registrant


                                          By:  /s/ Rocco J. Nittoli
                                              ----------------------
                                               Rocco J. Nittoli
                                               Director, Chief Operating Officer

Dated: April 29, 2002