Form 10-Q
period 2002-03-31
ALLCITY INSURANCE CO /NY/
filed 2002-05-13
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission File Number 1-7411

                            ALLCITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


                    New York                                   13-2530665
          -------------------------------                  -------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                  Identification No.)

            45 Main Street, Brooklyn, N.Y                      11201-3731
          -----------------------------------------            ----------
          (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code: (718)422-4000


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

          On  May  10,  2002  there  were  7,078,625   shares  of  Common  Stock
          outstanding.

                            ALLCITY INSURANCE COMPANY

                                      INDEX




PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

ITEM 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2002 and December 31, 2001            1

Consolidated Statements of Operations - Three months ended
March 31, 2002 and 2001..................................................     2

Consolidated Statements of Cash Flows - Three months
ended March 31, 2002 and 2001 ...........................................     3

Consolidated Statements of Changes in Shareholders' Equity  -
Three months ended March 31, 2002 and 2001...............................     4

Notes to Interim Consolidated Financial Statements ......................     5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations.....................     6

PART II  OTHER INFORMATION
-------  -----------------

ITEM 5.  Other Information...............................................    10

ITEM 6.  Exhibits and Reports on Form 8-K................................    10

Signature Page...........................................................    11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  BALANCE SHEETS
March 31, 2002 and December 31, 2001
(In thousands, except share and per share amounts)

                                                                                  March 31,   December 31,
                                                                                       2002         2001
                                                                                     --------    --------
                                                                                   (Unaudited)
    ASSETS
      Investments:
        Fixed maturities
         Available for sale (amortized cost of
          $33,846 in 2002 and $23,872 in 2001)                                      $ 33,828    $ 24,175
         Held to maturity (fair value
          of $483 in 2002 and $489 in 2001)                                              478         480
        Equity securities available for sale                                             429         429
        Short-term                                                                    78,027      98,467
        Other invested assets                                                          6,112       6,088
                                                                                     --------    --------
                                       TOTAL INVESTMENTS                             118,874     129,639

       Cash                                                                               45          36
       Agents' balances, less allowance for
         doubtful accounts ($837 in 2002 and
         $837 in 2001)                                                                 2,677       2,873
       Accrued investment income                                                         796         464
       Reinsurance balances receivable                                               149,939     160,713
       Prepaid reinsurance premiums                                                    1,596       3,785
       Other assets                                                                    3,827       4,730
                                                                                     --------    --------
                                        TOTAL ASSETS                                $277,754    $302,240
                                                                                     ========    ========
     LIABILITIES
       Unpaid losses                                                                $196,383    $211,254
       Unpaid loss adjustment expenses                                                30,830      32,037
       Unearned premiums                                                               3,511       7,215
       Due to affiliates                                                               8,389       9,713
       Reinsurance balances payable                                                    1,296         949
       Other liabilities                                                               5,836       8,054
       Surplus note                                                                    7,197       7,114
                                                                                     --------    --------
                                        TOTAL LIABILITIES                            253,442     276,336
                                                                                     --------    --------
     SHAREHOLDERS' EQUITY
       Common stock, $1 par value: 7,368,420
         shares authorized; 7,078,625 shares issued
         and outstanding in 2002 and 2001                                              7,079       7,079
       Additional paid-in capital                                                      9,331       9,331
       Accumulated other comprehensive income                                            411         732
       Retained earnings                                                               7,491       8,762
                                                                                     --------    --------
                         TOTAL SHAREHOLDERS' EQUITY                                   24,312      25,904
                                                                                     --------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $277,754    $302,240
                                                                                     ========    ========


See Notes to Interim Consolidated Financial Statements.

ALLCITY  INSURANCE COMPANY AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS OF OPERATIONS (UNAUDITED)
For the three  months  ended March 31, 2002 and 2001
(In  thousands, except share and per share amounts)

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                       2002       2001
                                                     -------   --------
    REVENUES
       Premiums earned                              $ 1,907    $ 6,565
       Net investment income                            907      2,691
       Net securities gains                              47      1,012
       Other income                                      14         46
                                                     -------   --------
                                                      2,875     10,314
                                                     -------   --------

  LOSSES AND EXPENSES
     Losses                                           1,486     14,177
     Loss adjustment expenses                         1,161      4,607
     Other underwriting expenses, less
       deferrals of $0 in 2002
         and $1,111 in 2001                           1,416      1,855
     Amortization of deferred policy
       acquisition costs                                -        3,786
     Interest on surplus note                            83        166
                                                     -------   --------
                                                      4,146     24,591
                                                     -------   --------

  LOSS BEFORE FEDERAL INCOME TAXES                   (1,271)   (14,277)
                                                     -------   --------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                          -         -
       Deferred expense/(benefit)                         -         -
                                                     -------   --------
                                                          -         -
                                                     -------   --------
             NET LOSS                               $(1,271)  $(14,277)
                                                     =======   ========
  Per share data, based on 7,078,625
   average shares outstanding in 2002
   and 2001
  BASIC AND DILUTED LOSS PER SHARE                  $ (0.18)  $  (2.02)
                                                     =======   ========


See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)
For  the three  months ended March 31, 2002 and 2001
(In thousands)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                             2002         2001
                                                           -------       -------
NET CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                 $(1,271)     $(14,277)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
          Amortization of deferred policy
            Acquisition costs                                   -         3,786
           Provision for doubtful accounts                      -          (281)
           Net securities gains                               (47)       (1,012)
       Policy acquisition costs incurred
         and deferred                                           -        (1,111)
       Net change in:
         Agents' balances                                     196         2,267
         Reinsurance balances receivable                   10,774           985
         Prepaid reinsurance premiums                       2,189         1,683
         Unpaid losses and loss adjustment
           expenses                                       (16,078)        3,280
         Unearned premiums                                 (3,704)       (3,976)
         Due to(from)affiliates                            (1,324)       (4,962)
         Reinsurance balances payable                         347           858
         Due from brokers                                       -        (5,771)
            Other, net                                     (1,434)          193
                                                           -------       -------
 NET CASH USED FOR OPERATING ACTIVITIES                   (10,352)      (18,338)
                                                           -------       -------

 NET CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed maturities                     (13,717)      (18,019)
      Net change in other invested assets                     (24)         (964)
      Proceeds from sale of fixed maturities                3,135        69,617
      Proceeds from maturities of fixed
        maturities                                            527        19,854
      Net change in short-term investments                 20,440       (52,150)
                                                           -------       -------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                 10,361        18,338
                                                           -------       -------

         NET INCREASE IN CASH                                   9            -
        Cash, at beginning of period                           36            77
                                                           -------       -------
        Cash at the end of period                          $   45        $   77
                                                           =======       =======


See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
For the three months ended March 31, 2002 and 2001
(In thousands, except par value)


                                                              ACCUMULATED
                                    COMMON                       OTHER
                                     STOCK     ADDITIONAL   COMPREHENSIVE
                                    $1 PAR      PAID-IN       INCOME/       RETAINED
                                     VALUE      CAPITAL        (LOSS)       EARNINGS   TOTAL
                                     ------      ------         -------     --------   -------
Balance, January 1, 2001            $7,079      $9,331         $   571      $26,810   $43,791
Comprehensive loss:
  Net loss                                                                  (14,277)   14,277)
  Other comprehensive income(loss):
      Unrealized holding gains
       arising during the period
       (net of deferred tax
       of $0)                                                    1,443                  1,443
      Less: reclassification of
       net securities gains
       included in net loss
      (net of deferred tax of $0)                                 (941)                  (941)
                                                                                       -------
  Comprehensive loss                                                                  (13,775)
                                     ------      ------         -------     --------   -------
Balance, March 31, 2001             $7,079      $9,331         $ 1,073     $ 12,533   $30,016
                                     ======      ======         =======     ========   =======

Balance, January 1, 2002            $7,079      $9,331         $   732      $ 8,762   $25,904
Comprehensive loss:
  Net loss                                                                   (1,271)   (1,271)
  Other comprehensive loss:
      Unrealized holding loss
       arising during the period
       (net of deferred tax
           of $0)                                                 (286)                  (286)
Less: reclassification of
       net securities gains
       included in net loss
       (net of deferred tax of $0)                                 (35)                   (35)
                                                                                       -------
  Comprehensive loss                                                                   (1,592)
                                     ------      ------         -------     --------   -------
Balance, March 31, 2002             $7,079      $9,331        $    411       $ 7,491  $24,312
                                     ======      ======         =======     ========   =======


See Notes to Interim Consolidated Financial Statements.

                    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2001 which are included in the Company's Annual Report filed on Form 10-K for such year (the "2001 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2001 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. During the past several years, the Company and its parent company, Empire Insurance Company ("Empire"), (collectively referred to as "the Group"), experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Empire's stand-alone surplus at March 31, 2002 exceeded the minimum statutory surplus requirement of $3,300,000 by $2,958,000. In the event Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
OF INTERIM OPERATIONS


      The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10-K.

LIQUIDITY AND CAPITAL RESOURCES

      During the past several years, the Company and Empire experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

      For the three month periods ended March 31, 2002 and 2001, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future. During 2001, the Company replaced a significant portion of its fixed maturities investment portfolio with shorter-term investments in order to shorten its duration to match its cash needs.

      At March 31, 2002 and 2001, the yield of the Company's fixed maturities portfolio was 2.7% and 5.3%, respectively, with an average maturity of 0.6 years and 1.0 year, respectively. Additionally, the Company has a diversified investment portfolio of securities, 94.0% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies.

      During the three months ended March 31, 2002 and 2001, the Company sold certain securities to meet short-term cash flow needs and realized a capital gain of $1,012,000 in the 2001 period; such amount was not material for 2002. The Company will continue to use the cash flow generated from its investment portfolio, including investment income and proceeds generated from the maturity and sale of investments, and from collection of its reinsurance receivables to settle its loss and loss adjustment expense ("LAE") reserves. At March 31, 2002, these assets totaled $269,654,000 as compared to the Company's loss and LAE reserves of $227,213,000. The Company expects to settle approximately 80% of these liabilities by the end of 2004. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

INTERIM RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

      Net earned premium revenues of the Company were $1,907,000 and $6,565,000 for the three month periods ended March 31, 2002 and 2001, respectively. The Company's earned premiums declined in all lines of business during the three month period ended March 31, 2002 as a result of actions announced during late 2000 and the first quarter of 2001. During the fourth quarter of 2000, the Group announced that it would no longer accept any new private passenger automobile policies. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. In March 2001, the Group announced that it would no longer issue any new (as compared to renewal) insurance policies in all other lines of business and that it had filed plans of orderly withdrawal with the New York Insurance Department as required. Commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively "Tower") under the agreement for the sale of the Group's renewal rights. Excluding the remaining terms of existing policies that the Group intends to either non-renew, cancel or that will be replaced by Tower, as of March 31, 2002, the Group's in force premium volume totaled $9,900,000. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law.

      Pre-tax losses for the Company were $1,271,000 and $14,277,000 for the three month periods ended March 31, 2002 and 2001, respectively. The pre-tax losses include increases for loss and LAE for prior accident years of $450,000 and $11,700,000 for the three month periods ended March 31, 2002 and 2001, respectively. In addition, during the three month period ended March 31, 2001, the Company wrote-off approximately $2,200,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

      During  the  three  month  period  ended  March  31,  2002,   the  Company
recalculated its estimate of LAE for prior accident years and increased its reserve by $450,000 primarily as a result of a higher than expected level of payment activity during the quarter, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling.

      During the three month period ended March 31, 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that were greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, the Company increased its loss reserve estimate by approximately $5,400,000 due to an estimated increase in severity for these exposures. Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to personal injury protection coverage ("PIP") and in its workers' compensation lines of insurance. The Company believes that the increased loss estimates for PIP are consistent with recent trends in the industry, and increased loss reserves for all automobile lines by $2,700,000. In addition, the Company also increased its reserves for LAE by $2,100,000 as a result of increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

      During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. Under these contracts, the Company paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. As a consequence of its reserve increases, the Company reduced premiums and pre-tax profits by $228,000 and $450,000 for the three month periods ended March 31, 2002 and 2001, respectively, to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance contracts.

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

      Net investment income for the three month period ended March 31, 2002 was lower than the comparable 2001 period due to a reduction in investments held as a result of a decrease in premiums written and the payment of claims and operating expenses, as well as a reduction in investment yields resulting from lower interest rates and the Company's decision to shorten the duration of its investment portfolio.


      The Company had no current federal tax expense or benefit for the three month periods ended March 31, 2002 and 2001. In addition, due to the Company's uncertainty as to having future taxable income necessary for realization of the deferred tax assets, a valuation allowance has been provided for all periods shown for the total amount of the deferred tax asset.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss and LAE reserves, prevailing interest rate levels, weather related conditions that may affect the Company's operations, effectiveness of the Tower agreement, the ability to attract and retain key personnel, adverse selection through renewals of the Group's policies, regulatory approval of the Group's proposed actions in response to the findings of the Department, adverse regulatory action against the Group, developments in claims handling, including adverse litigation developments, that could adversely affect the liquidation plan of the Group, the Group's ability to manage the claims runoff, increased loss adjustment expenses resulting from an extended claims run-off period, and changes in composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION
                          -------   -----------------


ITEM 5.   OTHER INFORMATION
------    -----------------
          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------
          a)       Exhibits

          None.


          b)       Report on Form 8-K


                   The Company filed a current report on Form 8-K dated February 20, 2002, which sets forth information under Item
                   5.  Other  Events  and  Item  7.  Financial  Statements   and
                   Exhibits.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ALLCITY INSURANCE COMPANY
                                                            Registrant




Date: May 13, 2002                                   By: /s/ Rocco J. Nittoli
                                                         --------------------
                                                         Rocco J. Nittoli
                                                         Chief Operating Officer