Form 10-Q
period 2002-06-30
ALLCITY INSURANCE CO /NY/
filed 2002-08-14
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


                          Commission File Number 1-7411


                            ALLCITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


            New York                                         13-2530665
     --------------------                                ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


     45 Main Street, Brooklyn, N.Y                      11201-3731
   ---------------------------------                    ----------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (718) 422-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

On August 12, 2002 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY

                                      INDEX




PART I         FINANCIAL INFORMATION                                       PAGE
------         ---------------------                                       ----

ITEM 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001........   1

Consolidated Statements of Operations - Six months ended
June 30, 2002 and 2001...................................................   2

Consolidated Statements of Operations - Three months ended
June 30, 2002 and 2001...................................................   3

Consolidated Statements of Cash Flows - Six months
ended June 30, 2002 and 2001 ............................................   4

Consolidated Statements of Changes in Shareholders' Equity  -
Six months ended June 30, 2002 and 2001..................................   5

Notes to Interim Consolidated Financial Statements ......................   6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Results of Operations.....................   7


PART II  OTHER INFORMATION
-------  -----------------

ITEM 4.  Submission of Matters to a Vote of Security Holders.............  13

ITEM 6.  Exhibits and Reports on Form 8-K................................  13

Signature Page...........................................................  14

                         PART 1 - FINANCIAL INFORMATION
                         ------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(In thousands, except share and per share amounts)

                                                     JUNE 30,   DECEMBER 31,
                                                       2002        2001
                                                     --------    --------
                                                   (Unaudited)
ASSETS
  Investments:
    Fixed maturities
       Available for sale (amortized cost of
      $31,646 in 2002 and $23,872 in 2001)           $ 32,062    $ 24,175
    Held to maturity (fair value
      of $478 in 2002 and $489 in 2001)                   476         480
    Equity securities available for sale                  429         429
    Short-term                                         71,234      98,467
    Other invested assets                               6,182       6,088
                                                      -------     -------
                            TOTAL INVESTMENTS         110,383     129,639

   Cash                                                    40          36
   Agents' balances, less allowance for
 doubtful accounts ($837 in 2002 and 2001)              2,448       2,873
   Accrued investment income                              692         464
   Reinsurance balances receivable                    129,845     160,713
   Prepaid reinsurance premiums                           786       3,785
   Other assets                                         3,437       4,730
                                                      -------     -------
                              TOTAL ASSETS           $247,631    $302,240
                                                      =======     =======
 LIABILITIES
   Unpaid losses                                     $169,576    $211,254
   Unpaid loss adjustment expenses                     29,230      32,037
   Unearned premiums                                    2,021       7,215
   Due to affiliates                                    8,728       9,713
   Reinsurance balances payable                         1,199         949
   Other liabilities                                    5,558       8,054
   Surplus note                                         7,280       7,114
                                                      -------     -------
                            TOTAL LIABILITIES         223,592     276,336
                                                      -------     -------
 SHAREHOLDERS' EQUITY
   Common stock, $1 par value: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 2002 and 2001                   7,079       7,079
   Additional paid-in capital                           9,331       9,331
   Accumulated other comprehensive income                 846         732
   Retained earnings                                    6,783       8,762
                                                      -------     -------
                     TOTAL SHAREHOLDERS' EQUITY        24,039      25,904
                                                      -------     -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $247,631    $302,240
                                                      =======     =======



             See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the six months ended June 30, 2002 and 2001
(In thousands, except share and per share amounts)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                    -------------------
                                                      2002       2001
                                                      ----       ----
    REVENUES
       Premiums earned                              $ 3,054    $11,887
       Net investment income                          1,736      5,042
       Net securities gains                              47      1,016
       Other income                                      24         84
                                                     ------     ------
                                                      4,861     18,029

  LOSSES AND EXPENSES
     Losses                                           1,761     18,763
     Loss adjustment expenses                         2,621      6,075
     Other underwriting expenses, less
       deferrals of $0 in 2002
       and $1,783 in 2001                             2,292      3,124
     Amortization of deferred policy
       acquisition costs                                -        4,818
     Interest on surplus note                           166        306
                                                     ------     ------
                                                      6,840     33,086

  LOSS BEFORE FEDERAL INCOME TAXES                   (1,979)   (15,057)
                                                     ------     ------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                        -         -
       Deferred expense/(benefit)                       -         -
                                                     ------     ------
                                                        -         -
                                                     ------     ------
             NET LOSS                               $(1,979)  $(15,057)
                                                     ======     ======
  Per share data, based on 7,078,625
   average shares outstanding in 2002
   and 2001
  BASIC AND DILUTED LOSS PER SHARE                  $ (0.28)  $  (2.13)
                                                     ======     ======




             See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended June 30, 2002 and 2001
(In thousands, except share and per share amounts)

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                    ------------------
                                                     2002       2001
                                                     ----       ----
    REVENUES
       Premiums earned                              $ 1,147    $ 5,322
       Net investment income                            829      2,351
       Net securities gains                             -            4
       Other income                                      10         38
                                                     ------     ------
                                                      1,986      7,715

  LOSSES AND EXPENSES
     Losses                                             275      4,586
     Loss adjustment expenses                         1,460      1,468
     Other underwriting expenses, less
       deferrals of $0 in 2002
       and $672 in 2001                                 876      1,269
     Amortization of deferred policy
       acquisition costs                                -        1,032
     Interest on surplus note                            83        140
                                                     ------     ------
                                                      2,694      8,495

  LOSS BEFORE FEDERAL INCOME TAXES                     (708)      (780)
                                                     ------     ------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                        -          -
       Deferred expense/(benefit)                       -          -
                                                     ------     ------
                                                        -          -
                                                     ------     ------
             NET LOSS                              $   (708)   $  (780)
                                                     ======     ======
  Per share data, based on 7,078,625
   average shares outstanding in 2002
   and 2001
  BASIC AND DILUTED LOSS PER SHARE                 $  (0.10)   $ (0.11)
                                                     ======     ======



             See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2002 and 2001
(In thousands)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          --------------------
                                                           2002         2001
                                                           ----         ----
NET CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                $(1,979)     $(15,057)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
            Amortization of deferred policy
              acquisition costs                               -          4,818
             Provision for doubtful accounts                  -           (574)
             Net securities gains                            (47)       (1,016)
       Policy acquisition costs incurred
         and deferred                                         -         (1,783)
       Net change in:
         Agents' balances                                    425         3,681
         Reinsurance balances receivable                  30,868         1,999
         Prepaid reinsurance premiums                      2,999         4,937
         Unpaid losses and loss adjustment
           expenses                                      (44,485)       (5,197)
         Unearned premiums                                (5,194)       (9,975)
         Due to(from)affiliates                             (985)          886
         Reinsurance balances payable                        250         1,541
              Other, net                                    (996)        1,209
                                                         -------       -------
 NET CASH USED FOR OPERATING ACTIVITIES                  (19,144)      (14,531)
                                                         -------       -------

 NET CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed maturities                    (13,717)      (19,559)
      Net change in other invested assets                    (94)       (1,911)
      Proceeds from sale of fixed maturities               3,135        72,372
      Proceeds from maturities of fixed
        maturities                                         2,591        20,542
      Net change in short-term investments                27,233       (56,913)
                                                         -------       -------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                19,148        14,531
                                                         -------       -------

           NET INCREASE IN CASH                                4            -
        Cash, at beginning of period                          36            77
                                                           -----         -----
        Cash at the end of period                         $   40        $   77
                                                           =====         =====



            See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the six months ended June 30, 2002 and 2001
(In thousands, except par value)

                                                                          ACCUMULATED
                                                  COMMON                     OTHER
                                                  STOCK     ADDITIONAL   COMPREHENSIVE
                                                  $1 PAR      PAID-IN       INCOME/       RETAINED
                                                   VALUE      CAPITAL       (LOSS)        EARNINGS   TOTAL
                                                   -----      -------       ------        --------   -----
Balance, January 1, 2001                          $7,079      $9,331        $   571       $26,810   $43,791
Comprehensive loss:
  Net loss                                                                                (15,057)  (15,057)
  Other comprehensive income(loss):
      Unrealized holding gains
       arising during the period
       (net of deferred tax of $0)                                            1,444                   1,444
      Less: reclassification of
       net securities gains
       included in net loss
      (net of deferred tax of $0)                                              (984)                   (984)
                                                                                                     ------
  Comprehensive loss                                            _                                   (14,597)
                                                   -----       -----          -----        ------    ------
Balance, June 30, 2001                            $7,079      $9,331         $1,031       $11,753   $29,194
                                                   =====       =====          =====        ======    ======

Balance, January 1, 2002                          $7,079      $9,331         $  732       $ 8,762   $25,904
Comprehensive loss:
  Net loss                                                                                 (1,979)   (1,979)
  Other comprehensive income(loss):
      Unrealized holding gains
       arising during the period
       (net of deferred tax of $0)                                              161                     161
  Less: reclassification of
       net securities gains
       included in net loss
       (net of deferred tax of $0)                                              (47)                    (47)
                                                                                                     ------
  Comprehensive loss                                                                                 (1,865)
                                                   -----       -----          -----        ------    ------
Balance, June 30, 2002                            $7,079      $9,331         $  846       $ 6,783   $24,039
                                                   =====       =====          =====        ======    ======




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

2. During the past several years, the Company and its parent company, Empire Insurance Company ("Empire"), (collectively referred to as "the Group"), experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of the Group's operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it will not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

3. On July 25, 2002, the Company announced that its Board of Directors had approved a $0.335 per share cash dividend (the "Dividend") payable on August 14, 2002 to shareholders of record at the close of business on August 5, 2002. The aggregate amount of the Dividend is $2,371,340. The Dividend will have the effect of increasing the stand-alone surplus of Empire. At June 30, 2002, Empire's stand-alone surplus exceeded the minimum statutory surplus requirement of $3,300,000 by approximately $3,900,000. The Dividend will increase Empire's stand-alone surplus by approximately $2,000,000. In the event that Empire's stand-alone surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company.

4. The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and has submitted additional information. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. However, if the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest pursuant to the terms of the pooling agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   RESULTS OF INTERIM OPERATIONS


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

                For the six month periods ended June 30, 2002 and 2001, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future. During 2001, the Company replaced a significant portion of its fixed maturities investment portfolio with shorter-term investments in order to shorten its duration to match its anticipated cash needs.

                At June 30, 2002 and 2001, the yield of the Company's fixed maturities portfolio was 2.2% and 4.5%, respectively, with an average maturity of 0.4 years and 1.0 year, respectively. Additionally, the Company has a diversified investment portfolio of securities, 94.0% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies.

                During the six months ended June 30, 2002 and 2001, the Company sold certain securities to meet short-term cash flow needs and realized a capital gain of $1,016,000 in the 2001 period; such amount was not material for 2002. The Company will continue to use the cash flow generated from its investment portfolio, including investment income and proceeds generated from the maturity and sale of investments, and from collection of its reinsurance receivables to settle its loss and loss adjustment expense ("LAE") reserves. At June 30, 2002, these assets totaled $240,960,000 as compared to the Company's loss and LAE reserves of $198,806,000. The Company expects to settle approximately 60% of these liabilities by the end of 2004. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

                On July 25, 2002, the Company announced that its Board of Directors had approved a $0.335 per share cash dividend (the "Dividend") payable on August 14, 2002 to shareholders of record at the close of business on August 5, 2002. The aggregate amount of the Dividend is $2,371,340. The Dividend will have the effect of increasing the stand-alone surplus of Empire. At June 30, 2002, Empire's stand-alone surplus exceeded the minimum statutory surplus requirement of $3,300,000 by approximately $3,900,000. The Dividend will increase Empire's stand-alone surplus by approximately $2,000,000. In the event that Empire's stand-alone surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company.


         INTERIM RESULTS OF OPERATIONS-SIX AND THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2001.

                Net earned premium revenues of the Company were $3,054,000 and $11,887,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $1,147,000 and $5,322,000 for the three month periods ended June 30, 2002 and 2001, respectively. The Company's earned premiums declined in all lines of business during the six and three month periods ended June 30, 2002 as a result of actions announced during late 2000 and the first quarter of 2001. During the fourth quarter of 2000, the Group announced that it would no longer accept any new private passenger automobile policies. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. In March 2001, the Group announced that it would no longer issue any new (as compared to renewal) insurance policies in all other lines of business and that it had filed plans of orderly withdrawal with the New York Insurance Department as required. Commercial lines policies will be non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively "Tower") under the agreement for the sale of the Group's renewal rights. Excluding the remaining terms of existing policies that the Group intends to either non-renew, cancel or that will be replaced by Tower, as of June 30, 2002, the Group's in force premium volume totaled $8,400,000. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law.

                Pre-tax losses for the Company were $1,979,000 and $15,057,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $708,000 and $780,000 for the three month periods ended June 30, 2002 and 2001, respectively. The pre-tax losses include increases for loss and LAE for prior accident years of $700,000 and $11,700,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $250,000 for the three month period ended June 30, 2002. In addition, during the six and three month periods ended June 30, 2001, the Company wrote-off approximately $2,600,000 and $400,000, respectively, of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

                During the six month period ended June 30, 2002, the Company increased its reserve estimates by a net amount of $700,000. This increase was comprised of $1,800,000 of a net increase in expected losses, an increase in LAE reserves of $1,400,000 and a reduction of $2,500,000 of an accrual for workers' compensation fund assessments. The increase for expected loss development consisted of an increase to the Company's reserve estimates in the workers' compensation line by $3,500,000, primarily for accident years 1999 and prior which reflects the Company's current analysis of its and the industry's recent experience. Partially offsetting this was a decrease in the Company's reserve estimates in the automobile lines of business for the 1998 through 2001 accident years by $2,600,000, primarily relating to personal injury protection coverage ("PIP"). This decrease was principally due to favorable reported loss development during the period and changes during 2002 in the PIP insurance laws that shorten the time periods in which both a notice of accident and a proof of claim for medical expenses must be submitted to the Company by a claimant or insured. These legislative changes, which were passed in an effort to prevent fraud in the New York insurance marketplace, are expected to result in a reduction in the frequency of fraudulent PIP claims reported to the Company. The Company also increased its loss reserve estimate for older accident years by approximately $900,000 principally in the general liability and property lines of businesses which reflects the Company's recent claim experience. The 2002 increase in LAE reserves of $1,400,000 referred to above is primarily the result of a higher than expected level of payment activity during the period, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling. During the three months ended June 30, 2002, the Company reduced its accrual for certain New York workers' compensation fund assessments. As a result of a legislative change, these workers' compensation fund assessments are currently determined based on workers' compensation premiums writings, rather than on the basis of loss payments as had previously been the case. Due to a reduction in workers' compensation premium volume, the Company was able to reduce its accrual for these fund assessments by approximately $3,000,000 of which $2,500,000 was recorded as a reduction in loss reserves and $500,000 was recorded as a reduction in other liabilities.

                During the six month period ended June 30, 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that were greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. While many of these decisions are being appealed, these results may signal a change in the judicial environment in the Company's marketplace. Accordingly, in 2001, the Company increased its loss reserve estimate by approximately $5,400,000 due to an estimated increase in severity for these exposures. Reserve increases in the six month period ended June 30, 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP, and in its workers' compensation lines of insurance. The Company believes that the increased loss estimates for PIP are consistent with industry trends during 2001, and increased loss reserves for all automobile lines by $2,700,000. In addition, the Company also increased its reserves for LAE by $2,100,000 as a result of increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

                During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. Under these contracts, the Company paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. As a consequence of its reserve increases, the Company reduced premiums and pre-tax profits by $228,000 and $1,035,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $0 and $585,000 for the three month periods ended June 30, 2002 and 2001, respectively, to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance contracts.

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

                Net investment income for the six and three month periods ended June 30, 2002 were lower than the comparable 2001 periods due to a reduction in investments held as a result of a decrease in premiums written and the payment of claims and operating expenses, as well as a reduction in investment yields resulting from lower interest rates and the Company's decision to shorten the duration of its investment portfolio.

                The Company had no current federal tax expense or benefit for the six and three month periods ended June 30, 2002 and 2001. In addition, due to the Company's uncertainty as to having future taxable income necessary for realization of the deferred tax assets, a valuation allowance has been provided for all periods shown for the total amount of the deferred tax asset.

                The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and has submitted additional information. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. However, if the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest pursuant to the terms of the pooling agreement.

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

                The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:

         o general economic and market conditions or prevailing interest rate levels,

         o        changes in domestic laws, regulations and taxes,

         o        changes in competition and pricing environments,

         o        regional or general changes in asset valuation,

         o        the occurrence of significant natural disasters,

         o        the inability to reinsure certain risks economically,

         o        the adequacy of loss and LAE reserves,

         o        prevailing interest rate levels,

         o weather related conditions that may affect the Company's operations,

         o        effectiveness of the Tower agreement,

         o        the ability to attract and retain key personnel,

         o        adverse selection through renewals of the Group's policies,

         o regulatory approval of the Group's proposed actions in response to the findings of the Department,

         o        adverse regulatory action against the Group,

         o Empire's surplus falling below the minimum statutory surplus requirement,

         o developments in claims handling, including adverse litigation developments, that could adversely affect the voluntary liquidation plan of the Group,

         o        the Group's ability to manage the claims runoff,

         o increased loss adjustment expenses resulting from an extended claims run-off period, and

         o changes in composition of the Company's assets and liabilities through acquisitions or divestitures.

         o an adverse determination by the New York State Department of Taxation and Finance on its audit of the Group's New York State franchise tax returns for the years 1992 through 1996.


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

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------

         The following matters were submitted to a vote of shareholders at the Company's 2002 Annual Meeting of Shareholders held on June 24, 2002.

          Election of directors.
                                                       Number of Shares
                                                       ----------------

                                                   For             Withheld
                                                   ---             --------
            Class I:
            --------

            Rocco J. Nittoli                    7,001,962           10,752

            Class II:
            ---------

            Martin B. Bernstein                 7,001,962           10,752
            H.E. Scruggs                        7,001,962           10,752
            Louis V. Siracusano                 7,001,962           10,752
            Lucius Theus                        7,001,962           10,752

            Class III:
            ----------

            Christopher J. Gruttemeyer          7,001,962           10,752
            James E. Jordan                     7,001,962           10,752
            Joseph A. Orlando                   7,001,962           10,752
            Harry H. Wise                       7,001,962           10,752


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------

         a)       Exhibits

                  99.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b)       Report on Form 8-K

                  None.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALLCITY INSURANCE COMPANY
                                                  Registrant


 Date: August 14, 2002                     By: /s/ Rocco J. Nittoli
       ---------------                         -------------------------------
                                               Rocco J. Nittoli
                                               Chief Operating Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

           Exhibit
           Number                              Description
           ------                              -----------

           99.1            Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.