Form 10-Q
period 2002-09-30
ALLCITY INSURANCE CO /NY/
filed 2002-11-14
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File Number 1-7411

                            ALLCITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


New York                                                   13-2530665
--------                                                   ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


45 Main Street, Brooklyn, N.Y                              11201-3731
-----------------------------                              ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (718)422-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

On November 11, 2002 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY

                                      INDEX




  PART I         FINANCIAL INFORMATION                                                                            PAGE
  ITEM 1.  Interim Consolidated Financial Statements (Unaudited)...........................................
  Consolidated Balance Sheets - September 30, 2002 and
  December 31, 2001........................................................................................        1

  Consolidated Statements of Operations - Nine months ended
  September 30, 2002 and 2001..............................................................................        2

  Consolidated Statements of Operations - Three months ended
  September 30, 2002 and 2001..............................................................................        3

  Consolidated Statements of Cash Flows - Nine months
  ended September 30, 2002 and 2001 .......................................................................        4

  Consolidated Statements of Changes in Shareholders' Equity  -
  Nine months ended September 30, 2002 and 2001............................................................        5

  Notes to Interim Consolidated Financial Statements ......................................................        6

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Interim Results of Operations.....................................................        7

  ITEM 4.  Controls and Procedures.........................................................................       13

  PART II  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K................................................................       14

  Signature Page...........................................................................................       15


                         PART 1 - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    ALLCITY INSURANCE COMPANY AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS September 30, 2002 and December 31, 2001 (In thousands, except share and per share amounts)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2002           2001
                                                         ----           ----
                                                              (Unaudited)
    ASSETS
      Investments:
        Fixed maturities
             Available for sale (amortized cost of
            $34,713 in 2002 and $23,872 in 2001)         $ 35,352    $ 24,175
          Held to maturity (fair value
            of $489 in 2001)                                   -          480
        Equity securities available for sale                   -          429
        Short-term                                         73,186      98,467
        Other invested assets                               6,205       6,088
                                                          -------     -------
                                TOTAL INVESTMENTS         114,743     129,639

       Cash                                                    40          36
       Agents' balances, less allowance for
        doubtful accounts ($150 in 2002 and
               $837 in 2001)                                1,267       2,873
       Accrued investment income                              412         464
       Reinsurance balances receivable                    126,903     160,713
       Prepaid reinsurance premiums                           729       3,785
       Due from affiliates                                  3,853          -
       Other assets                                         2,375       4,730
                                                          -------     -------
                                TOTAL ASSETS             $250,322    $302,240
                                                          =======     =======
     LIABILITIES
       Unpaid losses                                     $163,425    $211,254
       Unpaid loss adjustment expenses                     26,491      32,037
       Unearned premiums                                    1,899       7,215
       Due to affiliates                                       -        9,713
       Due to investment brokers                           24,864          -
       Reinsurance balances payable                         2,244         949
       Other liabilities                                    3,213       8,054
       Surplus note                                         7,166       7,114
                                                          -------     -------
                                TOTAL LIABILITIES         229,302     276,336
                                                          -------     -------
     SHAREHOLDERS' EQUITY
       Common stock, $1 par value: 7,368,420
          shares authorized; 7,078,625 shares issued
            and outstanding in 2002 and 2001                7,079       7,079
       Additional paid-in capital                           9,331       9,331
       Accumulated other comprehensive income                 639         732
       Retained earnings                                    3,971       8,762
                                                          -------     -------
                         TOTAL SHAREHOLDERS' EQUITY        21,020      25,904
                                                          -------     -------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $250,322    $302,240
                                                          =======     =======


    See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the nine months ended September 30, 2002 and 2001
(In thousands, except share and per share amounts)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      -------------
                                                     2002       2001
                                                     ----       ----
    REVENUES
       Premiums earned                            $ 3,727    $14,949
       Net investment income                        2,341      7,135
       Net securities gains                         1,385      1,463
       Other income                                    38        107
                                                  -------   --------
                                                    7,491     23,654
                                                  -------   --------

  LOSSES AND EXPENSES
     Losses                                         2,465     25,017
     Loss adjustment expenses                       3,312      7,928
     Other underwriting expenses, less
       deferrals of $0 in 2002
       and $1,783 in 2001                           3,885      4,380
     Amortization of deferred policy
       acquisition costs                              -        4,818
     Interest on surplus note                         249        424
                                                  -------   --------
                                                    9,911     42,567
                                                  -------   --------
  LOSS BEFORE FEDERAL INCOME TAXES                 (2,420)   (18,913)
                                                  -------   --------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                      -         -
       Deferred expense/(benefit)                     -         -
                                                  -------   --------
                                                      -         -
                                                  -------   --------
             NET LOSS                             $(2,420)  $(18,913)
                                                  =======   ========
  Per share data, based on 7,078,625
   average shares outstanding in 2002
   and 2001
  BASIC AND DILUTED LOSS PER SHARE                $ (0.34)  $  (2.67)
                                                  =======   ========
  CASH DIVIDEND PER SHARE                         $ 0.335   $    -
                                                  =======   ========




             See Notes to Interim Consolidated Financial Statements.

    ALLCITY INSURANCE COMPANY AND SUBSIDIARYCONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the three months ended September 30, 2002 and 2001(In thousands, except share and per share amounts)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    ---------------
                                                     2002       2001
    REVENUES
       Premiums earned                              $   673    $ 3,062
       Net investment income                            605      2,093
       Net securities gains                           1,338        447
       Other income                                      14         23
                                                    -------    -------
                                                      2,630      5,625
                                                    -------    -------

  LOSSES AND EXPENSES
     Losses                                             704      6,254
     Loss adjustment expenses                           691      1,853
     Other underwriting expenses, less
       deferrals of $0 in 2002 and 2001               1,593      1,256
     Amortization of deferred policy
       acquisition costs                                 -          -
     Interest on surplus note                            83        118
                                                    -------    -------
                                                      3,071      9,481
                                                    -------    -------

  LOSS BEFORE FEDERAL INCOME TAXES                     (441)    (3,856)

  FEDERAL INCOME TAXES
       Current expense/(benefit)                         -        -
       Deferred expense/(benefit)                        -        -
                                                         -        -
             NET LOSS                              $   (441)   $(3,856)
                                                   =========   ========
  Per share data, based on 7,078,625
   average shares outstanding in 2002
   and 2001
  BASIC AND DILUTED LOSS PER SHARE                 $  (0.06)   $ (0.54)
                                                   =========   ========
  CASH DIVIDEND PER SHARE                          $  0.335    $   _
                                                   =========   ========






  See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2002 and 2001
(In thousands)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                             2002         2001
                                                             ----         ----
NET CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                $(2,420)     $(18,913)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
            Amortization of deferred policy
              acquisition costs                               -          4,818
             Provision for doubtful accounts                (687)         (630)
        Net securities  gains                             (1,385)       (1,463)
       Policy acquisition costs incurred
         and deferred                                         -         (1,783)
       Net change in:
         Agents' balances                                  2,293         4,607
         Reinsurance balances receivable                  33,810        (3,960)
         Prepaid reinsurance premiums                      3,056         9,972
         Unpaid losses and loss adjustment
           expenses                                      (53,375)         (818)
         Unearned premiums                                (5,316)      (18,676)
         Due(from)to affiliates                          (13,566)        7,890
         Reinsurance balances payable                      1,295         3,666
              Other, net                                  (1,775)        1,478
 NET CASH USED FOR OPERATING ACTIVITIES                  (38,070)      (13,812)
                                                        --------      --------
 NET CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed maturities                    (20,831)      (62,829)
      Net change in other invested assets                   (117)        7,370
      Proceeds from sale of fixed maturities               8,004        88,338
      Proceeds from maturities of fixed
        maturities                                         3,441        20,934
      Net change in short-term investments,
             including amounts due investment brokers     50,145       (40,069)
                                                        --------      --------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                40,642        13,744
                                                        --------      --------
 NET CASH FLOWS FROM FINANCING ACTIVITIES
           Dividends paid to shareholders                 (2,371)            -
      Interest paid on surplus note                         (197)            -
                                                        --------      --------
 NET CASH USED FOR FINANCING ACTIVITIES                   (2,568)            -
                                                        --------      --------
           NET INCREASE (DECREASE) IN CASH                     4           (68)
        Cash, at beginning of period                          36            77

        Cash at the end of period                         $   40        $    9
                                                        ========      ========


See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the nine months ended September 30, 2002 and 2001
(In thousands, except par value)


                                                              ACCUMULATED
                                      COMMON                    OTHER
                                      STOCK     ADDITIONAL   COMPREHENSIVE
                                      $1 PAR      PAID-IN       INCOME/      RETAINED
                                      VALUE      CAPITAL       (LOSS)       EARNINGS       TOTAL
                                      -----      -------       ------       --------       -----
Balance, January 1, 2001             $7,079      $9,331        $    571    $  26,810     $ 43,791
Comprehensive loss:
  Net loss                                                                   (18,913)     (18,913)
  Other comprehensive income(loss):
      Unrealized holding gains
       arising during the period
       (net of deferred tax
       of $0)                                                     1,795                     1,795
      Less: reclassification of
       net securities gains
       included in net loss
      (net of deferred tax of $0)                                (1,220)                   (1,220)
                                                                                         --------
  Comprehensive loss                                                                      (18,338)
                                    -------     -------        --------    ---------     --------
Balance, September 30, 2001         $ 7,079     $ 9,331        $  1,146    $   7,897     $ 25,453
                                    =======     =======        ========    =========     ========
Balance, January 1, 2002            $ 7,079     $ 9,331        $    732    $   8,762     $ 25,904
Dividends paid to shareholders                                                (2,371)      (2,371)
Comprehensive loss:
  Net loss                                                                    (2,420)      (2,420)
  Other comprehensive income(loss):
      Unrealized holding gains
       arising during the period
       (net of deferred tax
             of $0)                                                  370                      370
   Less: reclassification of
       net securities gains
       included in net loss
       (net of deferred tax of $0)                                 (463)                     (463)
                                                                                         --------
  Comprehensive loss                                                                       (2,513)
                                    -------     -------        --------    ---------     --------
Balance, September 30, 2002         $ 7,079     $ 9,331        $    639    $   3,971     $ 21,020
                                    =======     =======        ========    =========     ========




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


3. In the quarter ended September 30, 2002, the Company paid to its shareholders a $0.335 per share cash dividend (the "Dividend") aggregating $2,371,340. The Dividend had the effect of increasing the stand-alone statutory surplus of Empire by approximately $2,000,000. At September 30, 2002, Empire's stand-alone statutory surplus exceeded the minimum statutory surplus requirement of $3,300,000 by approximately $4,500,000. In the event that Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire (which could adversely affect the Company's ability to collect its reinsurance balances receivable from Empire, the outstanding balance of which was approximately $99,000,000 at September 30, 2002) or the Company.

4. The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and is in the process of submitting additional information. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. If the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest pursuant to the terms of the pooling agreement.

5. Empire and the Company have a financial dispute with a company that previously acted as a third party claims administrator for the Group ("Former Claims Administrator"). The Group received a $1,736,000 claim for unpaid services from the Former Claims Administrator that the Group believes it is not obligated to pay because the services provided by the Former Claims Administrator were deficient and resulted in damages to the Group in excess of the $1,736,000 claim. The Group is currently evaluating its options to resolve this dispute, including possibly litigating the matter. The Group does not believe it is probable that it will have to pay the $1,736,000 to the Former Claims Administrator, however, if the Group does not prevail in this matter, the Company's share of this payment, which has not been accrued, would be $520,800 pursuant to the terms of the pooling agreement.


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

        For the nine month periods ended September 30, 2002 and 2001, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future. During 2001, the Company replaced a significant portion of its fixed maturities investment portfolio with shorter-term investments in order to shorten its duration to match its anticipated cash needs.

        At September 30, 2002 and 2001, the yield of the Company's fixed maturities portfolio was 1.9% and 3.2%, respectively, with an average maturity of 0.6 years and 0.6 years, respectively. Additionally, the Company has a diversified investment portfolio of securities, approximately 95% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies.

        During the nine months ended September 30, 2002 and 2001, the Company sold certain securities to meet short-term cash flow needs and realized capital gains of $1,385,000 and $1,463,000 in the 2002 and 2001 periods, respectively. The Company will continue to use the cash flow generated from its investment portfolio, including investment income and proceeds generated from the maturity and sale of investments, and from collection of its reinsurance receivables, a substantial portion of which is due from its parent, Empire, to settle its loss and loss adjustment expense ("LAE") reserves. At September 30, 2002, these assets (less balances due to investment brokers for securities acquired in September 2002 and settled in October 2002) totaled $217,234,000 as compared to the Company's loss and LAE reserves of $189,916,000. The Company expects to settle approximately 55% of these liabilities by the end of 2004. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

        In the quarter ended September 30, 2002, the Company paid to its shareholders a $0.335 per share cash dividend (the "Dividend") aggregating $2,371,340. The Dividend had the effect of increasing the stand-alone statutory surplus of Empire by approximately $2,000,000. At September 30, 2002, Empire's stand-alone statutory surplus exceeded the minimum statutory surplus requirement of $3,300,000 by approximately $4,500,000. In the event that Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire (which could adversely affect the Company's ability to collect its reinsurance balances receivable from Empire, the outstanding balance of which was approximately $99,000,000 at September 30, 2002) or the Company.

        The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and is in the process of submitting additional information. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. If the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest pursuant to the terms of the pooling agreement.

INTERIM RESULTS OF OPERATIONS-NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001.

        Net earned premium revenues of the Company were $3,727,000 and $14,949,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $673,000 and $3,062,000 for the three month periods ended September 30, 2002 and 2001, respectively. The Company's earned premiums declined in all lines of business during the nine and three month periods ended September 30, 2002 as a result of actions announced during late 2000 and the first quarter of 2001. During the fourth quarter of 2000, the Group announced that it would no longer accept any new private passenger automobile policies. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. In March 2001, the Group announced that it would no longer issue any new (as compared to renewal) insurance policies in all other lines of business and that it had filed plans of orderly withdrawal with the NYID as required. Commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively "Tower") under the agreement for the sale of the Group's renewal rights. Excluding the remaining terms of existing policies that the Group intends to either non-renew or cancel, as of September 30, 2002, the Group's in force premium volume totaled approximately $6,800,000. As indicated above, these policies are primarily personal lines policies whose volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law or policyholders choose to non-renew their policies.

        Pre-tax losses for the Company were $2,420,000 and $18,913,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $441,000 and $3,856,000 for the three month periods ended September 30, 2002 and 2001, respectively. The pre-tax losses include increases for loss and LAE for prior accident years of $1,100,000 and $17,700,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $400,000 and $3,900,000 for the three month periods ended September 30, 2002 and 2001, respectively. In addition, during the nine month period ended September 30, 2001, the Company wrote-off approximately $2,600,000 of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

        During the nine month period ended September 30, 2002, the Company increased its reserve estimates by a net amount of $1,100,000. This increase was comprised of $2,000,000 of a net increase in expected losses, an increase in LAE reserves of $1,600,000 and a reduction of $2,500,000 of an accrual for workers' compensation fund assessments. The increase for expected loss development consisted of an increase to the Company's reserve estimates in the workers' compensation line by $3,400,000, primarily for accident years 1999 and prior which reflects the Company's current analysis of its and the industry's recent experience. Partially offsetting this was a decrease in the Company's reserve estimates in the automobile lines of business for the 1998 through 2001 accident years by $2,300,000, primarily relating to personal injury protection coverage ("PIP"). This decrease was principally due to favorable reported loss development during the period which the Company believes is primarily due to improved claims handling, which resulted in improved severity. The Company also increased its loss reserve estimate for older accident years by approximately $900,000 principally in the general liability and commercial package policies lines of businesses which reflects the Company's recent claim experience.

The 2002 increase in LAE reserves of $1,600,000 referred to above is primarily the result of a higher than expected level of payment activity during the period, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling. During the three months ended June 30, 2002, the Company reduced its accrual for certain New York workers' compensation fund assessments. As a result of a legislative change, these workers' compensation fund assessments are currently determined based on workers' compensation premiums writings, rather than on the basis of loss payments as had previously been the case. Due to a reduction in workers' compensation premium volume, the Company was able to reduce its accrual for these fund assessments by approximately $3,000,000 of which $2,500,000 was recorded as a reduction in loss reserves and $500,000 was recorded as a reduction in other liabilities during the nine months ended September 30, 2002.

        During the nine month period ended September 30, 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that were greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. These results signaled a change in the judicial environment in the Company's marketplace. Accordingly, in 2001, the Company increased its loss reserve estimate by approximately $6,900,000 due to an estimated increase in severity for these exposures. Reserve increases in the nine month period ended September 30, 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP, and in its workers' compensation lines of insurance. The Company believed that the increased loss estimates for PIP were consistent with industry trends during 2001, and increased loss reserves for all automobile lines by $3,300,000. In addition, the Company also increased its reserves for LAE by $5,500,000 as a result of increases to its loss reserves and an increase in future overhead costs which will be allocated to settle claims currently incurred.

        As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and LAE of $800,000 for the nine months ended September 30, 2001, primarily relating to business interruption coverage.

        During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. Under these contracts, the Company paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. As a consequence of its reserve increases, the Company reduced premiums and pre-tax profits by $314,000 and $2,435,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $86,000 and $1,400,000 for the three month periods ended September 30, 2002 and 2001, respectively, to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance contracts.

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

        Net investment income for the nine and three month periods ended September 30, 2002 were lower than the comparable 2001 periods due to a reduction in investments held as a result of a decrease in premiums written and the payment of claims and operating expenses, as well as a reduction in investment yields resulting from lower interest rates and the Company's decision to shorten the duration of its investment portfolio.

        During the three month period ended September 30, 2002, the Company recorded a net increase in other underwriting expenses of approximately $392,000 primarily due to the write off of uncollectible premium receivables.

        The Company had no current federal tax expense or benefit for the nine and three month periods ended September 30, 2002 and 2001. In addition, due to the Company's uncertainty as to having future taxable income necessary for realization of the deferred tax assets, a valuation allowance has been provided for all periods shown for the total amount of the deferred tax asset.

        Empire and the Company have a financial dispute with a company that previously acted as a third party claims administrator for the Group ("Former Claims Administrator"). The Group received a $1,736,000 claim for unpaid services from the Former Claims Administrator that the Group believes it is not obligated to pay because the services provided by the Former Claims Administrator were deficient and resulted in damages to the Group in excess of the $1,736,000 claim. The Group is currently evaluating its options to resolve this dispute, including possibly litigating the matter. The Group does not believe it is probable that it will have to pay the $1,736,000 to the Former Claims Administrator, however, if the Group does not prevail in this matter, the Company's share of this payment, which has not been accrued, would be $520,800 pursuant to the terms of the pooling agreement.

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

        o       adverse selection through renewals of the Group's policies,

        o regulatory approval of the Group's proposed actions in response to the findings of the Department,

        o       adverse regulatory action against the Group,

        o Empire's surplus falling below the minimum statutory surplus requirement,

        o developments in claims handling, including adverse litigation developments with respect to environmental claims, including lead poisoning, and other liability claims that could adversely affect the voluntary liquidation plan of the Group,

        o       the Group's ability to manage the claims runoff,

        o increased loss adjustment expenses resulting from an extended claims run-off period,

        o changes in composition of the Company's assets and liabilities through acquisitions or divestitures,

        o an adverse determination by the New York State Department of Taxation and Finance on its audit of the Group's New York State franchise tax returns for the years 1992 through 1996, and

        o An adverse resolution of the financial dispute with a former third party claims administrator.

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

ITEM 4. CONTROLS AND PROCEDURES

                (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.


                Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.


                (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

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



                                             ALLCITY INSURANCE COMPANY
                                                     Registrant

Date: November 14, 2002                      By: /s/ Rocco J. Nittoli
                                                 ------------------------------
                                                 Rocco J. Nittoli
                                                 Chief Operating Officer
                                                 (Principal Financial Officer)

                                 CERTIFICATIONS


I, H.E. Scruggs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allcity Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                           By: /s/ H.E. Scruggs
                                               --------------------------------
                                               H.E. Scruggs
                                               Chief Executive Officer

                                 CERTIFICATIONS

I, Rocco J. Nittoli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allcity Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                              By: /s/ Rocco J. Nittoli
                                                  -----------------------------
                                                  Rocco J. Nittoli
                                                  Principal Financial Officer

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