Form 10-K
period 2002-12-31
ALLCITY INSURANCE CO /NY/
filed 2003-03-28
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                   which registered
-------------------                                   -----------------

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

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ]   No [X]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002 was $216,936.

        The number of shares outstanding of each of the registrant's classes of common shares, as of March 17, 2003, was 7,078,625.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2003 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS


                                     PART I
                                                                          PAGE

Item 1-  Business.......................................................... 1

Item 2-  Properties........................................................12

Item 3-  Legal Proceedings.................................................12

Item 4-  Submissions of Matters to a Vote of Security Holders..............12


                                     PART II

Item 5-  Market for the Registrant's Common Equity and Related
              Stockholder Matters..........................................13

Item 6-  Selected Financial Data...........................................14

Item 7-  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................15

Item 7A- Quantitative and Qualitative Disclosures about Market Risk........22

Item 8-  Financial Statements and Supplementary Data.......................22

Item 9-  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................23



                                    PART III

Item 10- Directors and Executive Officers of the Registrant................23

Item 11- Executive Compensation............................................23

Item 12- Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters..................23


Item 13- Certain Relationships and Related Transactions....................23

Item 14- Controls and Procedures...........................................23



                                     PART IV

Item 15- Exhibits, Financial Statement Schedules, and Reports on Form 8-K..24

Signatures.................................................................25

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Allcity Insurance Company ("Allcity" or the "Company") is a property and casualty insurer. Empire Insurance Company ("Empire"), a property and casualty insurer, owns approximately 84.6% of the outstanding common shares of the Company. Empire's common shares are 100% owned and controlled, through subsidiaries, by Leucadia National Corporation ("Leucadia"). Additionally, Leucadia indirectly owns an additional 6.7% of the outstanding common shares of the Company. The Company was incorporated in New York in 1962. Its principal executive offices are located at 45 Main Street, Brooklyn, NY 11201, telephone
(718) 422-4000.

On January 15, 2003, the Company received a proposal from Leucadia for a possible tender offer to acquire all the outstanding shares of common stock of Allcity not already beneficially owned by Leucadia for $2 per share. The proposal states that the acquisition of such shares by Leucadia would take the form of a tender offer by Leucadia, subject to customary conditions, as well as the condition that enough shares of Allcity's common stock are tendered such that, together with the shares Leucadia currently beneficially owns, Leucadia would beneficially own at least 95% of the outstanding shares of Allcity's common stock. Leucadia has requested that a Special Committee of the Allcity Board of Directors formed to consider any offers from Leucadia evaluate the fairness of this proposal for the purpose of making a recommendation with respect to this proposal. Promptly following consummation of the tender offer and subject to the approval of New York Insurance Department (the "Department"), the remaining shares of Allcity's common stock not already owned by Leucadia or its subsidiaries would be acquired by Empire at the same cash price pursuant to a short form merger between Empire and Allcity under Section 7118 of the New York Insurance Law. The proposal would not be contingent on any financing conditions.

In March 2003, the special committee of the Board of Directors advised the Company that, in response to negotiations conducted by the special committee, Leucadia has increased the proposed tender offer consideration to $2.75 per share. The Special Committee also advised the Company that, subject to confirmation that the Company's Annual Report on Form 10-K for the year ended December 31, 2002, does not disclose any information that would adversely affect the special committee's evaluation of the proposal or the opinion of the financial advisor to the special committee as to the fairness, from a financial point of view, of the $2.75 per share price to the shareholders of the Company unaffiliated with Leucadia, it would recommend that the Board of Directors recommend that shareholders accept Leucadia's proposal. Assuming that the Special Committee and the Board of Directors each recommend acceptance of Leucadia's proposal, Leucadia has advised the Company that it intends to commence the tender offer as soon as practicable following such action. However, no assurance can be given that the tender offer will in fact be commenced or that the transaction will ultimately be consummated.

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

During the past several years, the Group experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. By the end of 2005, the Company expects that its voluntary liquidation will be substantially complete, premium revenue will be immaterial, infrastructure and overhead costs will be substantially reduced, and all that it expects to remain will be the administration and settlement of claims with long tail settlement characteristics, principally workers' compensation and certain liability claims. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

As of March 17, 2003, the Group was rated "F" (in liquidation) by A.M. Best Company ("Best"). Given the Group's decision to voluntarily liquidate all of its operations, the Best rating is not expected to have any impact on the Company's operations. As with all ratings, Best ratings are subject to change at any time.

In March 2001, the Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies in any lines of business and that it filed plans of orderly withdrawal with the Department as required. All commercial lines policies have been non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under the 2001 agreement for the sale of the Group's renewal rights (the "Tower Agreement") and the Company has no renewal obligations for those policies. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. Although New York insurance law required the Group to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period, the Tower Agreement obligated Tower to offer its own policies as replacements for the Group's policies. As a result, all of these policies were either renewed through Tower, not renewed by the policyholder or cancelled by the Group in accordance with New York insurance law and the Group has no renewal obligations for personal lines policies, except for private passenger automobile whose in force premium volume totaled $5.3 million at December 31, 2002. As indicated above, these policies volume will decline as the Group exercises its non-renewal rights under New York insurance law or policyholders choose not to renew their policies.

For the years ended December 31, 2002, 2001 and 2000 net earned premiums for the Company were $4.2 million, $18.3 million and $30.9 million, respectively. Substantially all of the Group's policies were written in New York for a one-year period, except for its Massachusetts assigned risk servicing carrier business.

Empire is a servicing carrier for the Massachusetts Taxi and Limousine Pool (the "Mass Pool") and earns service fee income in return for providing underwriting, policy issuance, premium collection and claims services to the Mass Pool. The amount of premium written by Empire was approximately $7.8 million, $8.3 million and $6.4 million in 2002, 2001 and 2000, respectively. The amount of service fees earned was approximately $1.8 million, $2.3 million and $2.3 million and the amount of incurred expenses charged against such fees was approximately $1.8 million, $2.1 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. All of the premiums and related commissions, losses and certain LAE costs are ceded 100% to the Mass Pool. Through the pooling agreement, the Company is allocated 30% of the service fee income and certain expenses (including related assets and liabilities) that are not ceded to the Mass Pool. Effective January 1, 2003, Empire did not renew its servicing carrier contract with the Mass Pool for the 2003 plan year. Accordingly, Empire no longer writes any new business and is not required to offer renewal policies. Empire will continue to be responsible for policy and claim services until the run-off of all policies and claims is completed.


On a quarterly basis, the Group reviews and adjusts its estimated loss reserves for any changes in trends and actual loss experience. Included in the Company's results for 2002 was approximately $3.1 million related to losses and loss adjustment expenses ("LAE") from prior accident years. The Group will continue to evaluate the adequacy of its loss reserves and record future adjustments to its loss reserves as appropriate.

POOLING AGREEMENT

All insurance business written by the Company is subject to a pooling agreement with Empire under which the Company and Empire effectively operate as one company. The pooling agreement and subsequent amendments were approved by the Department. The Company operates under the same general management as Empire and has full use of Empire's personnel, information technology systems and facilities. As of December 31, 2002, Empire had 95 full time employees. Currently, and for all periods presented, all premiums, losses, LAE and other underwriting expenses are shared on the basis of 70% to Empire and 30% to the Company.

Pursuant to the pooling agreement, the Company has a net reinsurance recoverable from Empire. As of December 31, 2002, the Company's reinsurance recoverable from Empire is $91.7 million, representing 44% of the Company's total assets. After deducting this liability, Empire's stand alone statutory surplus was approximately $5.3 million as of December 31, 2002, which is approximately $2.0 million above the minimum required under New York insurance regulations. The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further reductions in Empire's statutory surplus, resulting from operating results, the contingencies discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or other matters, could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable and could result in adverse regulatory action against the Company. No assurance can be given that adverse regulatory action will not be taken against Empire or the Company. Empire's management continues to investigate transactions which could increase its stand alone surplus level, in order to remain above minimum requirements. During 2003, Empire believes that it will obtain a release from any obligation to the City of New York concerning its former headquarters building, which if successful would result in an $8.5 million increase in Empire's stand alone statutory surplus. However, no assurance can be given that Empire will be successful in this or any other transaction to increase its stand alone statutory surplus.


FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS

The Group has one operating segment. As a result of the Group's actions outlined above and a consolidation of the Group's internal management organization in 2001, the Company's prior business segments have been eliminated.

COMBINED RATIOS

Set forth below is certain statistical information for the Company prepared in accordance with generally accepted accounting principles ("GAAP") and statutory accounting principles ("SAP"), for the three years ended December 31, 2002. The Loss Ratio is the ratio of net incurred losses and LAE to net premiums earned. The Expense Ratio is the ratio of underwriting expenses (policy acquisition costs, commissions, and a portion of administrative, general and other expenses attributable to underwriting operations) to net premiums written, if determined in accordance with SAP, or to net premiums earned, if determined in accordance with GAAP. A Combined Ratio below 100% indicates an underwriting profit and a Combined Ratio above 100% indicates an underwriting loss. The Combined Ratio does not include the effect of net investment income. For additional information on the Company's results of operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                               2002                2001                 2000
                                         ------------------  -------------------  ------------------
           Loss Ratio: (a)
                  GAAP                            164.2%               199.9%              141.9%
                  SAP                             164.2%               199.9%              141.9%
                  Industry (SAP) (b)                 N/A                88.4%               81.2%

           Expense Ratio:
                  GAAP                            132.6%                61.8%               51.2%
                  SAP                             189.2%               104.5%               50.4%
                  Industry (SAP) (b)                 N/A                27.5%               28.9%

           Combined Ratio:
                  GAAP                            296.8%               261.7%              193.1%
                  SAP                             353.4%               304.4%              192.3%
                  Industry (SAP) (b)                 N/A               115.9%              110.1%


(a)             Includes Loss and Loss Adjustment Expenses.

(b) Source: Best's Aggregates & Averages, Property/Casualty, 2002 Edition. Industry Combined Ratios may not be comparable as a result of, among other things, differences in the Company's geographic concentration and limited mix of property and casualty insurance products.

REINSURANCE

The Group's maximum retained limit for all lines of business was $0.3 million per occurrence for 2001 and 2000. Additionally, the Group had a property catastrophe excess of loss treaty to protect against certain losses. Its retention of lower level losses in this treaty was $7.5 million for 2001 and 2000. Due to the runoff of the Group's business and resulting reduced loss exposure, the Group terminated its property catastrophe excess of loss coverage effective January 1, 2002. In November 2001, the Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation affected only personal lines policies renewed on or after January 1, 2002, and would impact the Group for losses only on policies that provided coverage in excess of its retained reinsurance limit of $0.3 million. At December 31, 2002, the Group had approximately 100 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $0.5 million per occurrence. Under the pooling agreement, 70% of such losses would be assumed by Empire and 30% would be retained by the Company. After reviewing its options of finding comparable reinsurance coverage, the Group has decided not to replace this coverage.

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

For information concerning the pooling agreement between the Company and Empire, see the "Pooling Agreement" section of this Report.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance, excluding the pooling agreement with Empire, generally has been placed with certain of the largest reinsurance companies, including (with their respective Best ratings) General Reinsurance Corporation (A++ Superior) and Converium North America (A Excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

INVESTMENTS

Investment activities represent a significant part of the Company's total income. Investments are managed by the Company's investment advisors under the direction of, and upon consultation with, the Company's investment committee. The Company has a diversified investment portfolio of securities, 92.1% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. At December 31, 2002, 2001 and 2000, the average yield of the Company's bond portfolio was approximately 1.5%, 2.4% and 6.4%, respectively, and the average maturity of the Company's bond portfolio at December 31, 2002, 2001 and 2000 was approximately
0.9 years, 0.3 years and 2.2 years, respectively.

TAX SHARING AGREEMENT

The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement between Leucadia and the Company, the Company computes its tax provision on a separate return basis and is either charged its share of federal income tax resulting from its taxable income or is credited for tax benefits resulting from its losses to the extent the Company could use the losses on a separate return basis.

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

In addition, the triennial report noted that the Group's organizational structure causes Empire's stand-alone statutory surplus to be reduced by a statutory limitation on the carrying value of its investment in the Company and Centurion. Empire submitted to the Department a plan for remedying its stand-alone surplus deficiency, including the merger of Centurion into Empire, which was approved by the Department and consummated in 2001. Empire's stand-alone surplus at December 31, 2002 exceeded the minimum statutory surplus requirement of $3.3 million by $2.0 million. In the event Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire (which could adversely affect the Company's ability to collect its reinsurance balances receivable from Empire, the outstanding balance of which was approximately $91.7 million at December 31, 2002) or the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2002.

The Group is required to participate in various state insurance funds, pools and fair plans that provide certain protection to policyholders of insolvent insurers or provide insurance coverage to insureds that are unable to obtain coverage in the voluntary marketplace. In the past, the Group has been assessed certain amounts that have not been material and the Group is likely to be assessed additional amounts in the future. Although the Company believes that it has provided for all anticipated assessments and is not aware of any unrecorded assessments, no assurance can be given that future assessments will not be material to the surplus or results of operations of the Company or Empire.

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

The Company relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon modeling, curve fitting, average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed. Certain workers' compensation indemnity case reserves are discounted based on life expectancy and a discount rate of 6%. Additionally, workers' compensation medical case reserves are discounted on a non-tabular basis using a discount rate of 3%. Workers' compensation IBNR and LAE reserves are not discounted.

In the following table, the liability for losses and LAE of the Company, is reconciled for each of the three years ended December 31, 2002. Current year data and prior year development are included in this table.

                 RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                                             2002                2001                 2000
                                                             ----                ----                 ----
                                                                             (IN THOUSANDS)
        Net SAP liability for losses and LAE,
           at beginning of the year                    $        84,171        $      95,587      $      113,602
                                                       ------------------  -------------------  -------------------

        Provision for losses and LAE for
        claims occurring in the current year                     3,760               17,747              27,880
        Increase in estimated losses and LAE
        for claims occurring in prior years                      3,069               18,747              15,927
                                                       ------------------  -------------------  -------------------
        Total incurred losses and LAE                            6,829               36,494              43,807
                                                       ------------------  -------------------  -------------------

        Losses and LAE payments for claims occurring during:
           Current year                                          1,488                5,703               8,920
           Prior years                                          31,075               42,207              52,902
                                                       ------------------  -------------------  -------------------
                                                                32,563               47,910              61,822
                                                       ------------------  -------------------  -------------------

        Net SAP liability for losses and LAE,
          at end of year                                        58,437               84,171              95,587

        Reinsurance recoverable                                117,151              159,120             172,919
                                                       ------------------  -------------------  -------------------

        Liability for losses and LAE at the end   of
        year as reported in the financial
        statements (GAAP)                              $       175,588     $       243,291      $       268,506
                                                       ==================  ===================  ===================


Based on management's current analysis and evaluation, the Company's Net SAP liability for losses and LAE of $58,437,000 at December 31, 2002 represents management's best estimate of this liability. This liability was approximately $800,000 (or 1.4%) lower than the actuarial indicated reserve estimated by the Company's actuary.


The following table presents the development of balance sheet liabilities for 1992 through 2002 for the Company. The liability line at the top of the table indicates the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The middle section of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. As more information becomes available and claims are settled, the estimated liabilities are adjusted upward or downward with the effect of decreasing or increasing net income at the time of adjustment. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

The "cumulative deficiency" represents the aggregate change in the estimates over all prior years. For example, the initial 1992 liability estimate indicated on the table of $96,712,000 has been re-estimated during the course of the succeeding ten years, resulting in a re-estimated liability at December 31, 2002 of $122,030,000 or a deficiency of $25,318,000. If the re-estimated liability were less than the liability initially established, a cumulative redundancy would be indicated.

In evaluating this information it should be noted that each amount shown for "cumulative deficiency" includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1996, but incurred in 1992, will be included in the cumulative deficiency amount for 1992, 1993, 1994 and 1995. This table is not intended to and does not present accident or policy year loss and LAE development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Analysis of Loss and Loss Adjustment Expenses Development
(In thousands)

                                                                                  Year ended December 31,
                                                ---------------------------------------------------------------------------------
                                                      1992         1993         1994         1995           1996         1997
Liability for Unpaid Losses and Loss Adjustment
  Expenses                                          $ 96,712     $106,115     $121,923     $ 142,718     $ 143,494     $145,260

Liability Re-estimated as of:
   One year later                                   $ 96,516     $103,181     $132,189     $ 150,852     $ 151,798     $158,152
   Two years later                                    97,208      112,176      140,620       160,686       163,378      163,609
   Three years later                                 103,592      118,127      150,434       172,650       179,200      176,825
   Four years later                                  108,430      124,375      160,542       182,318       184,693      188,951
   Five years later                                  112,988      132,606      167,164       183,482       193,992      191,770
   Six years later                                   118,446      137,669      166,893       190,009       194,678
   Seven years later                                 121,715      137,462      171,364       189,758
   Eight years later                                 121,383      139,982      170,544
   Nine years later                                  122,922      138,944
   Ten years later                                   122,030
Cumulative Deficiency                              $ (25,318)    $(32,829)    $(48,621)    $ (47,040)    $ (51,184)    $(46,510)
                                                ============= ============ ============ ============= ============= ============

Cumulative Amount of Liability Paid Through:
   One year later                                   $ 33,903     $ 35,048     $ 45,789      $ 60,382      $ 56,475     $ 55,875
   Two years later                                    54,615       59,701       80,911        95,190        94,062       93,714
   Three years later                                  71,653       81,680      105,977       121,900       122,811      126,295
   Four years later                                   85,689       97,917      124,645       141,259       146,697      148,482
   Five years later                                   95,938      109,083      136,791       156,006       162,875      163,884
   Six years later                                   102,416      116,929      146,283       166,814       173,867
   Seven years later                                 107,246      123,022      153,239       174,526
   Eight years later                                 111,097      127,419      158,461
   Nine years later                                  114,205      130,661
   Ten years later                                   116,184

Net Liability - End of year                                      $106,115     $121,923     $ 142,718     $ 143,494     $145,260
Reinsurance                                                       184,718      219,676       257,161       262,593      272,266
                                                              ------------ ------------ ------------- ------------- ------------
Gross Liability - End of year as shown above                     $290,833     $341,599     $ 399,879     $ 406,087     $417,526
                                                              ============ ============ ============= ============= ============

Net Re-Estimated Liability - Latest                              $138,944     $170,544     $ 189,758     $ 194,678     $191,770
Re-estimated Reinsurance -  Latest                                277,232      333,537       360,725       373,643      355,750
                                                              ------------ ------------ ------------- ------------- ------------
Gross Re-estimated Liability - Latest                            $416,176     $504,081     $ 550,483     $ 568,321     $547,520
                                                              ============ ============ ============= ============= ============
Gross Cumulative  Deficiency                                    $(125,343)   $(162,482)    $(150,604)    $(162,234)   $(129,994)
                                                              ============ ============ ============= ============= ============


** TABLE CONITUED... **

                                                                       Year ended December 31,
                                                ----------------------------------------------------------------
                                                     1998         1999          2000         2001        2002
Liability for Unpaid Losses and Loss Adjustment
  Expenses                                         $139,771     $113,602      $ 95,587     $84,171     $ 58,437

Liability Re-estimated as of:
   One year later                                  $145,785     $129,529     $ 114,334     $87,240          $ -
   Two years later                                  162,692      149,102       119,173
   Three years later                                179,172      153,046
   Four years later                                 182,279
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later
Cumulative Deficiency                             $ (42,508)    $(39,444)    $ (23,586)   $ (3,069)         $ -
                                                ============ ============ ============= =========== ============

Cumulative Amount of Liability Paid Through:
   One year later                                  $ 56,325     $ 52,902      $ 42,207     $31,075          $ -
   Two years later                                   97,887       87,448        69,658
   Three years later                                127,198      111,397
   Four years later                                 146,953
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Net Liability - End of year                        $139,771     $113,602      $ 95,587     $84,171     $ 58,437
Reinsurance                                         294,461      228,334       172,919     159,120      117,151
                                                ------------ ------------ ------------- ----------- ------------
Gross Liability - End of year as shown above       $434,232     $341,936     $ 268,506    $243,291     $175,588
                                                ============ ============ ============= =========== ============

Net Re-Estimated Liability - Latest                $182,279     $153,046     $ 119,173     $87,240
Re-estimated Reinsurance -  Latest                  330,573      252,845       175,005     157,520
                                                ------------ ------------ ------------- -----------
Gross Re-estimated Liability - Latest              $512,852     $405,891     $ 294,178    $244,760
                                                ============ ============ ============= ===========
Gross Cumulative  Deficiency                      $ (78,620)    $(63,955)    $ (25,672)   $ (1,469)
                                                ============ ============ ============= ===========

** TABLE COMPLETE **

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

During the period from 1993 through 2002, the Company recorded in its Statements of Operations total net adverse reserve development of $80.2 million. This adverse development was experienced in substantially all of the Company's lines of insurance; however, the amount of reserve increases and the periods in which the reserves were recorded were not the same for all lines of insurance. On a calendar year basis, the aggregate $80.2 million adverse reserve development was recorded, as set forth in the table below:

                                                          Redundancy/
                                                         (Deficiency)
   Calendar year recorded                               (in thousands)
   ----------------------                               --------------

           1993                                            $    196
           1994                                               2,934
           1995                                             (10,266)
           1996                                              (8,134)
           1997                                              (8,304)
           1998                                             (12,891)
           1999                                              (6,014)
           2000                                             (15,927)
           2001                                             (18,747)
           2002                                              (3,069)
                                                          ----------

  Prior year reserve development recorded 1993 to 2002     $(80,222)


This reserve development is reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above; however, because the deficiency line in the table is calculated on a cumulative basis, the $80.2 million of actual adverse reserve development experienced by the Company is reported as deficiencies in multiple years in the table. An examination of the adverse loss reserve development recorded during 2002 will illustrate this point. During 2002 the Company recorded $3.1 million of adverse loss reserve development related to claims incurred in years prior to 2002. This amount is reflected in the 2001 column of the table as a cumulative deficiency. However, since this adverse loss reserve development related to claims incurred and whose settlement cost was originally estimated in various periods prior to 2002, the cumulative deficiency line in years prior to 2002 includes this adverse (favorable) loss reserve development as follows: 2001: $3.1 million; 2000: $4.8 million; 1999: $3.9 million; 1998: $3.1 million; 1997: $2.8 million; 1996: $0.7 million; 1995:
$(0.3) million; 1994: $(0.8) million; 1993: $(1.0) million; and 1992: $(0.9)
million. Because the cumulative deficiencies reflected in the ten-year Analysis of Loss and Loss Adjustment Expense Development table above add up to a much greater number than the actual adverse development recorded by the Company, an understanding of the Company's reserve deficiencies during 1992 to 2002 can only be obtained from an analysis of the adverse reserve development actually recorded by the Company in its financial statements in each year in the period, beginning in 1995 (the first year in which adverse reserve development was recorded).

The information below identifies certain of the more significant trends and events that the Company has experienced in recent years, resulting in the Company's recognition of the adverse loss reserve development in 1995 and each subsequent calendar year. As described below, the reserve development recorded by the Company was caused by many factors, including initial loss ratio estimates used by the Company that were subsequently found to be too low as a result of actual loss experience, as well as factors external to the Company that were not known at the time business was written. In addition, the long period of time it takes to settle third-party liability claims in the New York marketplace further complicates the reserve estimation process. Frequently, these claims are not received immediately after the accident occurs, and in fact, a claimant can wait until just before the expiration of the statute of limitations (generally three years from the date of the accident) to make a claim. Once received, a claim may take several years until the claim reaches final resolution.

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

Throughout 2000, the Company outsourced a significant portion of its claim handling responsibilities to outside third party claim administrators. While the Company anticipated that these administrators would be able to settle these claims for smaller amounts than the Company was achieving at that time, the LAE reserve needed to be increased to recognize the fees due to the administrators. Such fees are higher on a per claim basis than the Company's cost to handle claims in-house. Accordingly, in 2000 the adverse loss reserve development recorded by the Company included an increase to the LAE reserve of $3.3 million. The Company has not recognized any reserve reduction for the potentially lower settlement amounts that may be achieved by the third party administrators.

2001
----

For the year ended December 31, 2001, the Company recorded adverse loss reserve development of $18.7 million. During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. These results signaled a change in the judicial environment in the Company's marketplace. Accordingly, in 2001, the Company increased its loss reserve estimate by $6.9 million due to an estimated increase in severity for these exposures.

Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP coverage and in its workers' compensation lines of insurance. The Company believed that the increased loss estimates for PIP were consistent with trends in the industry during 2001, and increased loss reserves for all automobile lines by $3.3 million for 2001. In addition, the Company also increased its reserve for LAE by $7.0 million as a result of the increases to its loss reserves and an increase in future overhead costs that will be allocated to settle claims currently incurred.

2002
----

For the year ended December 31, 2002, the Company recorded adverse loss reserve development of $3.1 million. During 2002, the Company increased its reserve estimates in the workers' compensation line by $3.1 million, primarily for accident years 1999 and prior which reflects the Company's current analysis of its and the industry's recent experience. The Company also increased its loss reserve estimate for older accident years by approximately $2.5 million, principally in the general liability, commercial package policies and homeowners lines of businesses which reflects the Company's recent claim experience. Partially offsetting this was a decrease in the Company's reserve estimates in the automobile lines of business for the 1998 through 2001 accident years by $3.1 million, primarily relating to PIP. This decrease was principally due to favorable reported loss development during 2002 that the Company believes is primarily due to improved claims handling, which resulted in improved severity.

In addition, the Company also increased its reserve for LAE by $3.1 million primarily as a result of a higher than expected level of payment activity during 2002, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling. During 2002, the Company reduced its accrual for certain New York workers' compensation fund assessments by approximately $2.5 million. As a result of a legislative change, these workers' compensation fund assessments are currently determined based on workers' compensation premiums writings, rather than on the basis of loss payments as had previously been the case. Due to a reduction in workers' compensation premium volume, the Company was able to reduce its accrual for these fund assessments.

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

INVESTOR INFORMATION

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

The Company does not maintain a website. The Company will provide without charge upon request copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Requests for such copies should be directed to: Allcity Insurance Company, 45 Main Street, Brooklyn, NY 11201-3731 (telephone number (718) 422-4000), Attention: Douglas M. Whitenack, Chief Financial Officer.

ITEM 2.    PROPERTIES

The Group has entered into a four year lease expiring on December 31, 2005 for approximately 16,000 square feet in an office building located at 45 Main Street, Brooklyn, New York. Under this lease, an additional 9,000 square feet has been leased for a two year period expiring on December 31, 2003.The Group also leases office space located in Mineola, New York and Boston, Massachusetts under leases expiring in 2007 and 2003, respectively. The Group expects to reduce the amount of office space it leases after 2003 and will seek to sublease any excess space. The rental charged to the Company for these facilities is prorated in accordance with the pooling agreement described in "Pooling Agreement" under Item 1, herein.

ITEM 3.    LEGAL PROCEEDINGS

The Company is party to legal proceedings that are considered to be either ordinary, routine litigation or incidental to its business. Based on discussion with counsel, the Company does not believe that such litigation will have a material effect on its financial position, results of operations or cash flows.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

ITEM 10.   EXECUTIVE OFFICERS OF REGISTRANT

All executive officers of the Company are elected at a meeting of the Board of Directors of the Company and serve at the pleasure of the Board of Directors. As of March 17, 2003, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

           Name                Age   Position with Company     Office Held Since
           ----                ---   ---------------------     -----------------

H.E. Scruggs, Jr.              46    President and Chief         September 2000
                                     Executive Officer

Rocco J. Nittoli               44    Chief Operating Officer     February 2001

Douglas M. Whitenack           43    Chief Financial Officer     December 2002

Edward A. Hayes                51    Senior Vice President       November 1999

Christopher J. Gruttemeyer     37    Vice President              December 2000

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

(A) MARKET INFORMATION

Effective February 25, 2002, the Company's common shares were delisted from the Nasdaq Stock Market, Inc. ("Nasdaq") National Market System because of the Company's failure to hold an annual shareholders' meeting in 2001 and to otherwise meet Nasdaq's proxy solicitation requirements for the fiscal year ended December 31, 2001, as required by Nasdaq's Marketplace Rules 4350(e) and 4350(g), respectively. The Company was also advised by Nasdaq that it had failed to meet the minimum market value of publicly held shares and the minimum bid price per share as required by Nasdaq's Marketplace Rules 4450(a)(2) and 4450(a)(5). The Company's common shares began trading over-the-counter on February 25, 2002 under the same symbol, "ALCI.OB." The following table sets forth, for the calendar quarters indicated, the high and low bid quotations per common share as reported by the Bloomberg Professional Service provided by Bloomberg L.P. (for 2003 and 2002) and the high and low closing price per common share as reported by the National Association of Securities Dealers, Inc (for
2001). The high and low bid quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  High                Low
                                                  ----                ---

           1st Quarter 2003                     $ 1.900              $0.180
           (through March 17, 2003)

           1st Quarter 2002                       0.920               0.310
           2nd    "            "                  0.360               0.320
           3rd    "             "                 0.640               0.030
           4th    "             "                 0.650               0.150


           1st Quarter 2001                       7.125               4.875
           2nd    "            "                  4.950               1.800
           3rd    "             "                 2.000               1.000
           4th    "             "                 1.050               0.200



(B) HOLDERS

The number of shareholders of record of common shares at March 25, 2003 was 481.

(C) DIVIDENDS

During 2002, the Company paid to its shareholders a $0.335 per share cash dividend aggregating $2,371,340. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the Department, no New York domestic property/casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (1) 10% of statutory surplus to policyholders as shown in its last statutory annual statement or (2) 100% of adjusted net investment income during such period. Based on the above criteria, at December 31, 2002, no amounts were available for distribution as dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report:

                                                                                   YEAR ENDED DECEMBER 31,
                                                        2002             2001                2000           1999         1998
                                                        ----             ----                ----           ----         ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues                                        $  8,593        $ 29,728            $ 42,303       $ 55,662      $ 92,070

Net (Loss)/Income (a)                                 $ (3,748)       $(18,048)           $(30,800)      $ (3,731)     $    504

Basic and Diluted (Loss)/Earnings
Per share:
(Loss)/Income (a)                                     $  (0.53)       $ (2.55)            $ (4.35)       $  (0.53)     $   0.07
Dividends paid per share                              $  0.335              -                   -               -             -


a) Net (Loss) Income includes net securities gains/(losses), net of applicable tax (in thousands) of $1,408, $1,870, $(213), $(1,084) and $3,951 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

                                                              AT  DECEMBER 31,
                                    --------------------------------------------------------------------
                                    2002             2001          2000             1999            1998
                                    ----             ----          ----             ----            ----
                                                               (IN THOUSANDS)
    Total assets                  $208,465        $302,240       $372,284         $490,520        $605,704
Invested assets                     81,693         129,639        163,873          205,246         234,039

    Surplus note:
   Face value                        7,000           7,000          7,000            7,000           7,000
  Accrued  interest (a)                249             114          9,486            8,851           8,300
    Common shareholders'
      equity (b)                    19,718          25,904         43,791           71,716          78,200


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                           2002              2001            2000                 1999           1998
                                           ----              ----            ----                 ----           ----
GAAP Combined Ratio(c)                    296.8%            261.7%          193.1%               139.9%         129.4%
    SAP Combined Ratio (c)                353.4%            304.4%          192.3%               145.2%         134.4%
    Industry SAP Combined
      Ratio (d)                              N/A            115.9%          110.1%               107.8%         106.0%
    Premium to Surplus
      Ratio (e)                             0.1x              0.3x            0.5x                0.5x            0.8x

(a) Effective January 1, 1980, the Company issued a surplus note to Empire in the principal amount of $7.0 million. During 2002 and 2001, with the approval of the Superintendent of Insurance of the State of New York (the "Superintendent"), the Company paid Empire $0.2 million and $9.9 million, respectively, of interest that had been accrued on the surplus note through March 31, 2002 and September 30, 2001, respectively. For further information on the surplus note, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" elsewhere in this Report.

(b) Includes unrealized appreciation of approximately $0.7 million in 2002, $0.7 million in 2001, $0.6 million in 2000 and $0.5 million in 1998 and unrealized depreciation of approximately $2.3 million in 1999, all net of tax, on investments classified as available for sale.

(c) For all years presented, the difference between the GAAP Combined Ratio and the SAP Combined Ratio is affected by the accounting for certain costs, which are treated differently under SAP and GAAP. In 2002 and 2001, this difference was more pronounced due to the Company's net premiums written declining at a rate faster than the decline in earned premiums. For 1998, the difference in the accounting treatment for curtailment gains relating to the defined benefit pension plans was the principal reason for the difference between the GAAP Combined Ratio and the SAP Combined Ratio. For further information about the Company's results of operations, see
      Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

(d) Source: Best's Aggregates & Averages, Property/Casualty, 2002 Edition. Industry Combined Ratios may not be comparable as a result of, among other things, differences in the Company's geographic concentration and limited mix of property and casualty insurance products.

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

VOLUNTARY LIQUIDATION (RUN-OFF OF COMPANY'S OPERATIONS)

During the past several years, the Group experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly voluntary liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

Pursuant to the pooling agreement, the Company has a net reinsurance recoverable from Empire. As of December 31, 2002, the Company's reinsurance recoverable from Empire is $91.7 million, representing 44% of the Company's total assets. After deducting this liability,, Empire's stand alone statutory surplus was approximately $5.3 million as of December 31, 2002, which is approximately $2.0 million above the minimum required under New York insurance regulations. The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further reductions in Empire's statutory surplus, resulting from operating results, the contingencies discussed below or from other matters, could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable and could result in adverse regulatory action against the Company. No assurance can be given that adverse regulatory action will not be taken against Empire or the Company. Empire's management continues to investigate transactions which could increase its stand alone surplus level, in order to remain above minimum requirements. During 2003, Empire believes that it will obtain a release from any obligation to the City of New York concerning its former headquarters building, which if successful would result in a $8.5 million increase in Empire's stand alone statutory surplus. However, no assurance can be given that Empire will be successful in this or any other transaction to increase its stand alone statutory surplus.

As of March 17, 2003, the Group was rated "F" (in liquidation) by A.M. Best Company ("Best"). Given the Group's decision to voluntarily liquidate all of its operations, the Best rating is not expected to have any impact on the Company's operations. As with all ratings, the Best rating is subject to change at any time.

LIQUIDITY AND CAPITAL RESOURCES

In 2002 and 2001, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly voluntary liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future. During 2001, the Company replaced a significant portion of its fixed maturities investment portfolio with shorter-term investments in order to shorten its duration to match its cash needs.

At December 31, 2002 and 2001, the yield of the Company's fixed maturities portfolio was 1.5% and 2.4%, respectively, with an average maturity of 0.9 years and 0.3 years, respectively. Additionally, the Company has a diversified investment portfolio of securities, 92.1% of which is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies. During 2001, $34.5 million of the Company's investment in a limited partnership was liquidated and distributed to the Company. The distribution proceeds were reinvested in short-term fixed maturities. The Company's remaining balance in the limited partnership at December 31, 2001 of $6.1 million consisted of short-term investments and cash equivalents. During 2002, the limited partnership reactivated its trading program and invested principally in convertible preferred stocks, convertible long-term debt securities, limited partnerships, and common stocks sold, but not yet purchased. As of December 31, 2002, the Company's investment in the limited partnership was $6.4 million.

The Company maintains cash, short-term and readily marketable securities and anticipates that the cash flow from investment income, maturities and sales of short-term investments and fixed maturities will be sufficient to satisfy its anticipated cash needs. During 2002, the Company realized capital gains of $1.4 million primarily due to the sale of an equity security for operating cash flow needs. During 2001, the Company realized capital gains of $1.9 million primarily due to the sale of fixed maturities to shorten the duration of the portfolio. The Company will continue to sell its investment portfolio and collect its reinsurance receivables to generate the cash that will be required to settle its loss and LAE reserves. At December 31, 2002, these assets totaled $200.7 million as compared to the Company's loss and LAE reserves of $175.6 million. The Company expects to settle approximately 65% of these liabilities within the next three years. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

During 2002, the Company paid to its shareholders a $0.335 per share cash dividend aggregating $2.4 million. Unless approved by the Department, New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. At December 31, 2002, no dividends could be paid without obtaining special approval from the Department.

At December 31, 2002, the Group's contractual cash obligations under its operating leases total $2.6 million, of which $1.0 million is due in less than 1 year, $1.2 million is due in 1 to 3 years, $0.4 million is due in 4 to 5 years and none is due after 5 years. Effective January 1, 1980, the Company issued a surplus note to Empire in the principal amount of $7.0 million. The surplus note provides, among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the then current calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent and must be repaid, in whole or in part, when so ordered by the Superintendent. During 2002 and 2001, with the approval of the Superintendent, the Company paid Empire $0.2 million and $9.9 million of interest that had been accrued on the surplus note through March 31, 2002 and September 30, 2001, respectively.

Empire is obligated to pay certain severance and retention benefits to its employees, and has fully accrued this obligation as of December 31, 2002. Pursuant to the pooling agreement, the Company has accrued its 30% share of such benefits. In January 2003, to enhance its ability to retain employees during its voluntary liquidation, Empire established a trust for the benefit of certain of its employees and transferred $3.7 million of its cash to the trust. These funds in the trust may be used to pay Empire's severance and retention obligations to those employees, if not paid by Empire when due. Empire retains the residual interest in the trust after satisfaction or release of the employees' severance and retention benefit claims, and the establishment of the trust does not in any way eliminate Empire's obligations. Under the pooling agreement, the Company will pay Empire its share of the benefits when they are paid by either Empire or the trust.

The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5.7 million, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and is in the process of submitting additional information. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. If the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1.7 million, plus interest, pursuant to the terms of the pooling agreement.

Empire and the Company have a financial dispute with a company that previously acted as a third party claims administrator for the Group ("Former Claims Administrator"). The Group received a $1.7 million claim for unpaid services from the Former Claims Administrator that the Group believes it is not obligated to pay because the services provided by the Former Claims Administrator were deficient and resulted in damages to the Group in excess of the $1.7 million claim. The Group is currently evaluating its options to resolve this dispute, including possibly litigating the matter. The Group does not believe it is probable that it will have to pay the $1.7 million to the Former Claims Administrator, however, if the Group does not prevail in this matter, the Company's share of this payment, which has not been accrued, would be $0.5 million pursuant to the terms of the pooling agreement.

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

Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and LAE are determined using case-basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable, and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. The Company relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings. The liability for losses and LAE are based on estimates and assumptions and the ultimate loss may differ.

The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carryforwards. The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. As of December 31, 2002 and 2001, the Company recorded a valuation allowance to fully reserve its deferred tax asset.

RESULTS OF OPERATIONS

The Company's pre-tax loss was $3.7 million, $18.0 million and $17.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts were negatively impacted by adverse reserve development of prior years' reserves of $3.1 million, $18.7 million and $15.9 million for 2002, 2001 and 2000, respectively. The more significant trends and events that the Company has experienced in recent years, which resulted in the recognition of the adverse reserve development, are identified below following the Company's combined ratios.

Net earned premium revenues of the Company were $4.2 million, $18.3 million and $30.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's earned premiums declined in all lines of business during 2002 and 2001 as a result of actions announced during late 2000 and the first quarter of 2001. During the fourth quarter of 2000, the Group announced that it would no longer accept any new private passenger automobile policies. Existing policies of private passenger automobile insurance will be either sold, non-renewed or cancelled in accordance with New York insurance law. If the private passenger automobile book of business is not sold, it is expected that the Group will continue to issue renewal policies over the next several years as required by applicable insurance law. In March 2001, the Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies and that it filed plans of orderly withdrawal with the Department as required. All commercial lines policies have been non-renewed or canceled in accordance with New York insurance law or replaced by Tower under the 2001 Tower Agreement for the sale of the Group's renewal rights and the Company has no renewal obligations for those policies. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. Although New York insurance law required the Group to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period, the Tower Agreement obligated Tower to offer its own policies as replacements for the Group's policies. As a result, all of these policies were either renewed through Tower, not renewed by the policyholder or cancelled by the Group in accordance with New York insurance law and the Group has no renewal obligations for personal lines policies, except for private passenger automobile whose in force premium volume totaled $5.3 million at December 31, 2002. As indicated above, these policies volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law or policyholders choose not to renew their policies.

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

The NAIC has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the years ended December 31, 2002, 2001 and 2000.

The Company's combined ratios as determined under GAAP and SAP were as follows:

                                     YEARS ENDED DECEMBER 31,
                                     ------------------------
                             2002               2001                 2000
                             ----               ----                 ----

           GAAP             296.8%             261.7%               193.1%
           SAP              353.4%             304.4%               192.3%

The Company's combined ratios increased in 2002 and 2001 primarily due to higher expense ratios due to lower premium volume and the reasons discussed below.

During 2002, the Company recorded adverse loss reserve development of $3.1 million. During 2002, the Company increased its reserve estimates in the workers' compensation line by $3.1 million, primarily for accident years 1999 and prior which reflects the Company's current analysis of its and the industry's recent experience. The Company also increased its loss reserve estimate for older accident years by approximately $2.5 million, principally in the general liability, commercial package policies and homeowners lines of businesses which reflects the Company's recent claim experience. Partially offsetting this was a decrease in the Company's reserve estimates in the automobile lines of business for the 1998 through 2001 accident years by $3.1 million, primarily relating to PIP. This decrease was principally due to favorable reported loss development during 2002 that the Company believes is primarily due to improved claims handling, which resulted in improved severity.

In addition, the Company also increased its reserve for LAE by $3.1 million primarily as a result of a higher than expected level of payment activity during 2002, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling. During 2002, the Company reduced its accrual for certain New York workers' compensation fund assessments by approximately $2.5 million. As a result of a legislative change, these workers' compensation fund assessments are currently determined based on workers' compensation premiums writings, rather than on the basis of loss payments as had previously been the case. Due to a reduction in workers' compensation premium volume, the Company was able to reduce its accrual for these fund assessments.

During 2001, the Company recorded adverse loss reserve development of $18.7 million. During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that are greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. These results signaled a change in the judicial environment in the Company's marketplace. Accordingly, in 2001, the Company increased its loss reserve estimate by $6.9 million due to an estimated increase in severity for these exposures.

Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP coverage and in its workers' compensation lines of insurance. The Company believed that the increased loss estimates for PIP was consistent with trends in the industry during 2001, and increased loss reserves for all automobile lines by $3.3 million for 2001. In addition, the Company also increased its reserve for LAE by $7.0 million as a result of the increases to its loss reserves and an increase in the estimate of future overhead costs that will be allocated to settle claims currently incurred.

As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and LAE of $0.8 million for the year ended December 31, 2001, primarily relating to business interruption coverage. During 2002, the Company reestimated the incurred losses and LAE to be $0.5 million.

During 2000, the Company recorded adverse loss reserve development of $15.9 million, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of PIP claims and an increase in the frequency of liability claims in the private passenger automobile line ($2.8 million), an increase in the frequency of liability claims in the commercial automobile line ($1.9 million), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($1.4 million) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($4.5 million). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, was consistent with emerging industry trends in the New York City marketplace. In addition, the Company increased its estimate for LAE by $3.3 million as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group had outsourced almost two-thirds of its claims. The Group was primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company had also increased its reserve estimate for claims handled internally.

During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except worker's compensation. Under these contracts, the Company paid the reinsurer provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. As a consequence of its reserve increases, the Company reduced premiums and pre-tax profits by $0.3 million, $2.4 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, to recognize reinsurance premiums due for 1995 and prior years under retrospectively rated reinsurance agreements.

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

Net investment income for 2002 was lower than 2001 primarily due to a reduction in invested assets as a result of a decrease in premiums written, lower prevailing interest rates, the repayment of interest on the surplus note in late 2001 and payments of claims and operating expenses. The reduction in 2001 was primarily due to a reduction in investments held as a result of a decrease in premiums written and the payment of claims and operating expenses as well as a reduction in investment yields resulting from lower interest rates and the Company's decision to shorten the duration of its investment portfolio. During 2002, the Company had realized capital gains of $1.4 million primarily due to the sale of an equity security for operating cash flow needs. During 2001, the Company had realized capital gains of $1.9 million primarily due to the sale of fixed maturities to shorten the duration of the portfolio.

The combination of other underwriting expenses incurred and the amortization of deferred policy acquisition costs decreased $5.6 million or 51.8% in 2002 and approximately $5.1 million or 32.0% in 2001. The decrease in both 2002 and 2001 primarily related to the decline in premium revenue coupled with a reduction in operating expenses. The decrease in 2002 was partially offset by the write off of approximately $2.0 million of uncollectible premium receivables. In addition, during 2001, the Company expensed $2.6 million of deferred policy acquisition costs as their recoverability from premiums and related investment income was no longer anticipated.

Due to the uncertainty of future taxable income necessary for realization of the deferred tax asset, a valuation allowance has been provided as of December 31, 2002 and 2001 on the total amount of the deferred tax asset of approximately $26.7 million and $25.1 million, respectively. Current incomes taxes for 2000 reflect a benefit of $0.4 million for a change in the Company's estimated prior year's federal tax liability.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under Emerging Issues Task Force Issue No. 94-3. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002; these disclosure requirements are not applicable to the Company. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is reviewing the impact of the implementation of SFAS 146. The Company does not currently expect that the initial recognition and measurement provisions of FIN 45, and the implementation of FIN 46 will have a material effect on the Company's consolidated results of operations or financial condition.

IMPACT OF INFLATION

The Company, as well as the property and casualty insurance industry in general, is affected by inflation. With respect to losses, the Company's claim severity is affected by the impact of inflation on the cost of automobile repair parts, medical costs and lost wages. The costs of adjusting claims and other underwriting expenses have also been affected by inflationary pressures on salaries and employee benefits. The Company receives rate increases based in part upon its experience as well as the industry's experience. Accordingly, premium increases generally follow the rate of inflation. However, the Company's ability to raise premium rates is subject to approval by the Department.

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

The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including:

o    general economic and market conditions or prevailing interest rate levels;

o    changes in domestic laws, regulations and taxes;

o    changes in competition and pricing environments;

o    regional or general changes in asset valuation;

o    the occurrence of significant natural disasters;

o    the adequacy of loss and LAE reserves;

o    prevailing interest rate levels;

o    weather related conditions that may affect the Company's operations;

o    the ability to attract and retain key personnel;

o    adverse selection through renewals of the Group's policies;

o    adverse regulatory action against the Company and/or Empire;

o    Empire's surplus falling below the minimum statutory surplus requirement;

o developments in claims handling, including adverse litigation developments with respect to environmental claims, including lead poisoning, and other liability claims that could adversely affect the voluntary liquidation plan of the Group;

o    the Group's ability to manage the claims runoff;

o increased loss adjustment expenses resulting from an extended claims run-off period;

o changes in composition of the Company's assets and liabilities through acquisitions or divestitures;

o an adverse determination by the New York State Department of Taxation and Finance on its audit of the Company's and Empire's New York State franchise tax returns for the years 1992 through 1996;

o An adverse resolution of the financial dispute with a former third party claims administrator; and

o Consummation of the proposed Leucadia tender offer for the Company's common shares and the merger of the Company and Empire.

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

The Company's investment portfolio is primarily classified as available for sale, and consequently, is recorded on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. Included in the Company's investment portfolio are fixed income securities, which comprised approximately 92.1% of the Company's total investment portfolio at December 31, 2002. These fixed income securities are primarily rated "investment grade" or are U.S. governmental agency issued or guaranteed obligations, although limited investments in "non-rated" or rated less than investment grade securities have been made from time to time. The estimated weighted average remaining life of these fixed income securities was approximately 0.9 years and 0.3 years at December 31, 2002 and 2001, respectively. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company currently manages the investment portfolio to maintain liquidity, maintain a high level of quality, comply with applicable insurance industry regulations and achieve an acceptable rate of return.

The following table provides information about the Company's fixed income securities. The table presents principal cash flows by expected maturity dates.

                                                             EXPECTED MATURITY DATE

                                         2003           2004     2005     2006     2007   THEREAFTER         TOTAL    FAIR VALUE
                                         ----           ----     ----     ----     ----   -----------        ------   ----------
                                                                          (DOLLARS IN THOUSANDS)
Rate Sensitive Assets:
Available for Sale Fixed
   Income Securities:
U.S. Government                         $43,296       $17,605   $  278      -     $1,374     $1,513         $64,066     $64,066
Weighted Average Interest Rate            2.41%         3.20%    6.50%      -      7.17%      6.94%               -           -
Other Fixed Maturities:
Rated Investment Grade                   $6,728        $4,445      $25      -          -          -         $11,198     $11,198
     Weighted Average Interest Rate       5.72%         6.22%    5.50%      -          -          -               -           -



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14 of the 1934 Act in connection with the 2003 Annual Meeting of Shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information to be included under the caption "Security Ownership of certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

There were no equity compensation plans outstanding at December 31, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULE.

1. The following Financial Statements and Schedule of Allcity Insurance Company are included in Item 8:

   Report of Independent Accountants..........................................................F2
   Financial Statements:
   Consolidated Balance Sheets as of December 31, 2002 and 2001...............................F3
   Consolidated Statements of Operations for the years ended December 31, 2002,
   2001 and 2000..............................................................................F4
   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.....................................................F5
   Consolidated Statements of Cash Flows for the years ended December 31, 2002,
   2001 and 2000..............................................................................F6
   Notes to Consolidated Financial Statements.................................................F7
   Financial Statement Schedule:
   Schedule VI - Supplemental Information Concerning Property/Casualty Insurance
   Operations................................................................................F31

2. The information for Schedules I, IV and V required to be filed pursuant to Regulation S-X, Article 7 is contained in the Notes to Consolidated Financial Statements and, therefore, these schedules have been omitted. Schedule VI - Supplemental Insurance Information Concerning Property/Casualty Insurance Operations has been included herein. All other required schedules are not applicable.

(B) REPORTS ON FORM 8-K.

    None.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

    See attached Exhibit Index.

(D) FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X.

    See Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ALLCITY INSURANCE COMPANY

March 28, 2003              By:  /s/ Douglas M. Whitenack
                                 ---------------------------------
                                 Douglas M. Whitenack
                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date set forth above.

/s/ H. E. Scruggs, Jr.                                     /s/ Rocco J. Nittoli
--------------------------------------------               --------------------------------------------
H. E. Scruggs, Jr                                          Rocco J. Nittoli
Director, President and Chief                              Director, Chief Operating Officer
Executive Officer


/s/ Joseph S. Steinberg                                    /s/ Martin B. Bernstein
--------------------------------------------               ---------------------------------------------
Joseph S. Steinberg                                        Martin B. Bernstein
Director, Chairman of the Board                            Director


/s/ Louis V. Siracusano                                    /s/ Harry H. Wise
--------------------------------------------               ---------------------------------------------
Louis V. Siracusano                                        Harry H. Wise
Director                                                   Director



/s/ Daniel G. Stewart                                      /s/ Thomas E. Mara
-------------------------------------------                --------------------------------------------
Daniel G. Stewart                                          Thomas E. Mara
Director                                                   Director



/s/ Ian M. Cumming                                         /s/ James E. Jordan
--------------------------------------------               --------------------------------------------
Ian M. Cumming                                             James E. Jordan
Director                                                   Director



/s/ Lucius Theus                                           /s/ Christopher J. Gruttemeyer
-------------------------------------------                --------------------------------------------
Lucius Theus                                               Christopher J. Gruttemeyer
Director                                                   Director, Vice President



/s/ Joseph A. Orlando
-------------------------------------------
Joseph A. Orlando
Director


                                 CERTIFICATIONS

I, H.E. Scruggs, certify that:

1. I have reviewed this annual report on Form 10-K of Allcity Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                         By: /s/ H.E. Scruggs
                                             ----------------------------
                                             H.E. Scruggs
                                             Chief Executive Officer

                                 CERTIFICATIONS


I, Douglas M. Whitenack, certify that:

1. I have reviewed this annual report on Form 10-K of Allcity Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                         By: /s/ Douglas M. Whitenack
                                             -----------------------------
                                             Douglas M. Whitenack
                                             Chief Financial Officer

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

     10(a) Pooling Agreement (the "Pooling Agreement"), as amended through March 1, 1982, between Empire and the Company (incorporated by reference to Exhibit 10 (a)-20 of the Company's Form 8 Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1981).

     10(b) Addendum No. 6 to the Pooling Agreement, dated March 28, 1983, between Empire and the Company.

     10(c) Addendum No. 7 to the Pooling Agreement, dated May 1, 1986, between Empire and the Company.

     10(d) Addendum No. 8 to the Pooling Agreement, dated September 19, 1989, between Empire and the Company.

     10(e) Addendum No. 9 to the Pooling Agreement, dated June 12, 2002, between Empire and the Company.

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

   10(h) Transfer Agreement dated February 28, 2001 between Empire Insurance Company, Allcity Insurance Company, Centurion Insurance Company and Tower Risk Management Corporation and Tower Insurance Company of New York (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

    10(i) Lease agreement dated October 3, 2001 between Empire Insurance Company and the Washington Group, LLC. (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31,
                    2001).

    10(j) Merger agreement dated October 5, 2001 between Empire Insurance Company and Centurion Insurance Company. (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31,
                    2001).

   10(k) Trust Agreement dated January 31, 2003 between Empire Insurance Company and Deutsche Bank Trust Company Americas.

    99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 8.  Financial Statements and Supplementary Data
                                                                        PAGE
The following financial information is submitted herein:

Report of Independent Accountants                                        F2
Consolidated Balance Sheets as of December 31, 2002 and 2001             F3
Consolidated Statements of Operations for the years
           ended December 31, 2002, 2001 and 2000                        F4
Consolidated Statements of Changes in Shareholders' Equity
           for the years ended December 31, 2002, 2001 and 2000          F5
Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000                              F6
Notes to Consolidated Financial Statements                               F7

Financial Statement Schedule:

Schedule VI- Supplemental Insurance Information
           Concerning Property/Casualty Insurance Operations
           for the years ended December 31, 2002, 2001 and 2000          F31

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Allcity Insurance Company:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Allcity Insurance Company and its subsidiary (a substantially owned subsidiary of Empire Insurance Company which is a wholly owned subsidiary of Leucadia National Corporation) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has decided to limit its operations to paying existing obligations and accepting only business that it is obligated to accept by contract or New York insurance law. Also, as discussed in Notes 1 and 8, the Company's majority shareholder and primary reinsurer through a Pooling Arrangement, Empire Insurance Company, has reported limited statutory surplus in its December 31, 2002 statutory financial statements and further decreases in its statutory surplus may allow the New York Insurance Department the ability to take material adverse regulatory actions against Empire and the Company.


PricewaterhouseCoopers LLP
New York, New York
March 21, 2003

CONSOLIDATED BALANCE SHEETS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except share and per share amounts)

                                                          DECEMBER 31,
 ASSETS                                                2002        2001
                                                      ------      ------
   Investments:
    Fixed maturities
           Available for sale (amortized cost of
      $43,125 in 2002 and $23,872 in 2001)           $ 43,790   $ 24,175
      Held to maturity (fair value of $489)               -          480
    Equity securities available for sale                  -          429
    Short-term                                         31,474     98,467
    Other invested assets                               6,429      6,088
                                                      -------    -------
                            TOTAL INVESTMENTS          81,693    129,639

   Cash                                                    47         36
   Agents' balances, less allowance for
     doubtful accounts ($182 in 2002 and
     $837 in 2001)                                      1,002      2,873
   Accrued investment income                              405        464
   Reinsurance balances receivable                    118,510    160,713
   Prepaid reinsurance premiums                           493      3,785
   Due from affiliates                                  5,234        -
   Other assets                                         1,081      4,730
                                                      -------    -------
                                TOTAL ASSETS         $208,465   $302,240
                                                      =======    =======
 LIABILITIES
   Unpaid losses                                     $151,706   $211,254
   Unpaid loss adjustment expenses                     23,882     32,037
   Unearned premiums                                    1,393      7,215
   Due to affiliates                                      -        9,713
   Reinsurance balances payable                           780        949
   Other liabilities                                    3,737      8,054
   Surplus note                                         7,249      7,114
                                                      -------    -------
                            TOTAL LIABILITIES         188,747    276,336
                                                      -------    -------
 SHAREHOLDERS' EQUITY
   Common stock, $1 par value: 7,368,420
     shares authorized; 7,078,625 shares issued
     and outstanding in 2002 and 2001                   7,079      7,079
   Additional paid-in capital                           9,331      9,331
   Accumulated other comprehensive income                 665        732
   Retained earnings                                    2,643      8,762
                                                      -------    -------
                 TOTAL SHAREHOLDERS' EQUITY            19,718     25,904
                                                      -------    -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $208,465   $302,240
                                                      =======    =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands, except shareand per share amounts)


                                             YEARS ENDED DECEMBER 31,
                                             2002      2001      2000
                                            ------    ------    ------
REVENUES
   Premiums earned                          $4,158   $18,258   $30,855
   Net investment income                     2,737     9,021    11,443
   Net securities gains/(losses)             1,408     1,870      (213)
   Other income                                290       579       218
                                             -----    ------    ------
                                             8,593    29,728    42,303
                                             ------    ------    ------

LOSSES AND EXPENSES
   Losses                                    2,688    24,575    31,760
   Loss adjustment expenses                  4,141    11,919    12,047
   Other underwriting expenses, less
     deferrals of $0 in 2002, $1,783
     in 2001 and $7,413 in 2000              5,178     5,925     8,009
   Amortization of deferred policy
     acquisition costs                         -       4,818     7,793
   Interest on surplus note                    333       538       634
                                            ------    ------    ------
                                            12,340    47,775    60,243
                                            ------    ------    ------

LOSS BEFORE FEDERAL INCOME TAXES            (3,747)  (18,047)  (17,940)

FEDERAL INCOME TAXES
    Current expense/(benefit)                    1         1      (338)
    Deferred expense                             -       -      13,198
                                            ------    ------    ------
                                                 1         1    12,860
                                            ------    ------    ------

             NET LOSS                      $(3,748) $(18,048) $(30,800)
                                             =====    ======    ======
Per share data, based on 7,078,625
   average shares outstanding in 2002,
   2001 and 2000

BASIC AND DILUTED LOSS PER SHARE            $(0.53)   $(2.55)  $(4.35)
                                              ====      ====     ====
CASH DIVIDEND PER SHARE                     $0.335    $   -    $   -
                                             =====      ====     ====


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands)

                                                                                 SHAREHOLDERS'EQUITY
                                                   --------------------------------------------------------------------------------
                                                                                       ACCUMULATED                          TOTAL
                                                                         ADDITIONAL       OTHER                             SHARE-
                                                      COMMON STOCK        PAID-IN     COMPREHENSIVE       RETAINED         HOLDERS'
                                                    SHARES     AMOUNT     CAPITAL     INCOME/(LOSS)       EARNINGS          EQUITY
                                                    ------     ------     -------     -------------       --------          ------
Balance as of January 1, 2000                      7,079       $7,079      $9,331        $(2,304)          $57,610         $71,716
Comprehensive Loss:
  Net loss for the year                                                                                    (30,800)        (30,800)
  Unrealized holding gains arising during
  the period (net of deferred tax expense
     of $1,240)                                                                            1,776                             1,776
  Less reclassification of net securities
    losses included in net loss (net of
  deferred tax of $0)                                                                      1,099                             1,099
                                                                                                                            ------
    Comprehensive Loss                                                                                                     (27,925)
                                                   -----        -----       -----          -----           -------          ------

Balance as of December 31, 2000                    7,079        7,079       9,331            571            26,810          43,791
                                                                                                                            ------
Comprehensive Loss:
  Net loss for the year                                                                                    (18,048)        (18,048)
  Unrealized holding gains arising during
  the period (net of deferred tax expense
    of $0)                                                                                   272                               272
  Less reclassification of net securities
  gains included in net loss (net of
  deferred tax of $0)                                                                       (111)                             (111)
                                                                                                                            ------
    Comprehensive Loss                                                                                                     (17,887)
                                                   -----        -----       -----          -----           -------          ------


Balance as of December 31, 2001                    7,079        7,079       9,331            732             8,762          25,904
                                                                                                                            ------
Dividends paid to shareholders                                                                              (2,371)         (2,371)
                                                                                                                            ------
Comprehensive Loss:

  Net loss for the year                                                                                     (3,748)         (3,748)
  Unrealized holding gains arising during
  the period (net of deferred tax
  of $0)                                                                                     396                               396
  Less reclassification of net securities
  gains included in net loss (net of
  deferred tax of $0)                                                                       (463)                             (463)
                                                                                                                            ------
    Comprehensive Loss                                                                                                      (3,815)
                                                   -----        -----       -----          -----           -------          ------

  Balance as of December 31, 2002                  7,079       $7,079      $9,331         $  665          $  2,643         $19,718
                                                   =====        =====       =====          =====           =======          ======


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
ALLCITY INSURANCE COMPANY AND SUBSIDIARY
(In thousands)

                                                        YEARS ENDED DECEMBER 31,
                                                        2002      2001     2000
                                                        ----      ----     ----
NET CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $ (3,748) $(18,048)$(30,800)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
      Provision for deferred tax expense               -         -       13,198
      Amortization of deferred policy
       acquisition costs                               -         4,818    7,793
      Provision for doubtful accounts                   (655)     (933)     (42)
      Net securities (gains)/losses                   (1,408)   (1,870)     213
      Policy acquisition costs incurred
        and deferred                                    -       (1,783)  (7,413)
      Net change in:
        Agents' balances                               2,526     3,833      384
        Reinsurance balances receivable               42,203    13,916   55,564
        Prepaid reinsurance premiums                   3,292    13,963    4,534
        Unpaid losses and loss adjustment
          expenses                                   (67,703)  (25,215) (73,430)
        Unearned premiums                             (5,822)  (25,407)  (6,305)
        Due(from)to affiliates                       (14,947)    9,064  (11,327)
        Reinsurance balances payable                    (169)     (556)     788
        Other, net                                       270     2,028    1,755
                                                     -------   -------  -------
 NET CASH USED FOR OPERATING ACTIVITIES              (46,161)  (26,190) (45,088)
                                                     -------   -------  -------

 NET CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed maturities                (30,373)  (28,380) (23,245)
      Net change in other invested assets               (341)   31,061   (3,274)
      Proceeds from sale of fixed maturities           4,160    33,256   67,560
           Proceeds from sale of equity securities     1,331     -        -
      Proceeds from maturities of fixed
        maturities                                     6,970    91,755    3,185
      Net change in short-term investments            66,993   (91,633)     295
                                                     -------   -------  -------
 NET CASH PROVIDED BY INVESTING ACTIVITIES            48,740    36,059   44,521
                                                     -------   -------  -------

 NET CASH FLOWS FROM FINANCING ACTIVITIES
            Dividends paid to shareholders            (2,371)    -        -
       Interest paid on Surplus Note                    (197)   (9,910)   -
                                                     -------   -------  -------
 NET CASH USED FOR FINANCING ACTIVITIES               (2,568)   (9,910)   -
                                                     -------   -------  -------

           NET INCREASE (DECREASE)IN CASH                 11       (41)    (567)
              Cash at beginning of year                   36        77      644
                                                     -------   -------  -------
                         Cash at the end of year     $    47   $    36  $    77
                                                     =======   =======  =======

     Cash paid for federal income taxes              $ -       $ -      $ 1,583
                                                     =======   =======  =======


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

On January 15, 2003, the Company received a proposal from Leucadia for a possible tender offer to acquire all the outstanding shares of common stock of Allcity not already beneficially owned by Leucadia for $2 per share. The proposal states that the acquisition of such shares by Leucadia would take the form of a tender offer by Leucadia, subject to customary conditions, as well as the condition that enough shares of Allcity's common stock are tendered such that, together with the shares Leucadia currently beneficially owns, Leucadia would beneficially own at least 95% of the outstanding shares of Allcity's common stock. Leucadia has requested that a Special Committee of the Allcity Board of Directors formed to consider any offers from Leucadia evaluate the fairness of this proposal for the purpose of making a recommendation with respect to this proposal. Promptly following consummation of the tender offer and subject to the approval of New York Insurance Department (the "Department"), the remaining shares of Allcity's common stock not already owned by Leucadia or its subsidiaries would be acquired by Empire at the same cash price pursuant to a short form merger between Empire and Allcity under Section 7118 of the New York Insurance Law. The proposal would not be contingent on any financing conditions.

In March 2003, the special committee of the Board of Directors advised the Company that, in response to negotiations conducted by the special committee, Leucadia has increased the proposed tender offer consideration to $2.75 per share. The Special Committee also advised the Company that, subject to confirmation that the Company's Annual Report on Form 10-K for the year ended December 31, 2002, does not disclose any information that would adversely affect the special committee's evaluation of the proposal or the opinion of the financial advisor to the special committee as to the fairness, from a financial point of view, of the $2.75 per share price to the shareholders of the Company unaffiliated with Leucadia, it would recommend that the Board of Directors recommend that shareholders accept Leucadia's proposal. Assuming that the Special Committee and the Board of Directors each recommend acceptance of Leucadia's proposal, Leucadia has advised the Company that it intends to commence the tender offer as soon as practicable following such action. However, no assurance can be given that the tender offer will in fact be commenced or that the transaction will ultimately be consummated.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1-ORGANIZATION--CONTINUED

The property and casualty insurance business written by Empire and Allcity is subject to a pooling agreement under which premiums, losses, loss adjustment expenses and other underwriting expenses, net of reinsurance, are shared on the basis of 70% to Empire and 30% to Allcity. The pooling percentages have been changed from time to time and may be changed in the future subject to Department approval. Allcity has no employees of its own. Empire provides administrative services and 30% of the related expenses are allocated to Allcity.

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

During the past several years, the Group experienced poor underwriting results and adverse reserve development in all of its lines of business. During 2001, the Group explored its options for developing a new business model and strategy. After evaluating these options, the Group announced in December 2001 that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly liquidation of all of the Group's operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. By the end of 2005, the Company expects that its voluntary liquidation will be substantially complete, premium revenue will be immaterial, infrastructure and overhead costs will be substantially reduced, and all that it expects to remain will be the administration and settlement of claims with long tail settlement characteristics, principally workers' compensation and certain liability claims. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

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

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1-ORGANIZATION--CONTINUED

In addition, the triennial report noted that the Group's organizational structure causes Empire's stand-alone statutory surplus to be reduced by a statutory limitation on the carrying value of its investment in the Company and Centurion. Empire submitted to the Department a plan for remedying its stand-alone surplus deficiency, including the merger of Centurion into Empire, which was approved by the Department and consummated in 2001. Empire's stand-alone surplus at December 31, 2002 exceeded the minimum statutory surplus requirement of $3,300,000 by $1,970,000. In the event Empire's stand-alone statutory surplus declines below the minimum in the future, no assurance can be given that material adverse regulatory action will not be taken against Empire or the Company. Empire's management continues to investigate transactions which could increase its stand alone surplus level, in order to remain above minimum requirements. During 2003, Empire believes that it will obtain a release from any obligation to the City of New York concerning its former headquarters building, which if successful would result in an $8,500,000 increase in Empire's stand alone statutory surplus. However, no assurance can be given that Empire will be successful in this or any other transaction to increase its stand alone statutory surplus.

In March 2001, the Group announced that, effective immediately, it would no longer issue any new (as compared to renewal) insurance policies in any lines of business and that it filed plans of orderly withdrawal with the Department as required. All commercial lines policies were non-renewed or canceled in accordance with New York insurance law or replaced by Tower Insurance Company of New York or Tower Risk Management (collectively, "Tower") under the 2001 agreement for the sale of the Group's renewal rights (the "Tower Agreement") and the Company has no renewal obligations for those policies. The Group will continue to be responsible for the remaining term of its existing policies and all claims incurred prior to the expiration of these policies. Although New York insurance law required the Group to offer renewals of homeowners, dwelling fire, personal insurance coverage and personal umbrella for a three-year policy period, the Tower Agreement obligated Tower to offer their own policies as replacements for the Group's policies. As a result, all of these policies were either renewed through Tower, not renewed by the policyholder or cancelled by the Group in accordance with New York insurance law and the Group has no renewal obligations for personal lines policies, except for private passenger automobile whose in force premium volume totaled $5,275,000 at December 31, 2002. As indicated above, these policies volume will continue to decline as the Group exercises its non-renewal rights under New York insurance law or policyholders choose not to renew their policies.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 1-ORGANIZATION--CONTINUED

The National Association of Insurance Commissioners ("NAIC") has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2002.

The Company and Empire are licensed to transact insurance in the State of New York with Empire being additionally licensed in Connecticut, Massachusetts, New Hampshire and New Jersey.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Empall.

Certain amounts for prior periods have been reclassified to be consistent with the 2002 presentation.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates: The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Liabilities for unpaid losses, which are not discounted (except for certain workers' compensation liabilities), and LAE are determined using case-basis evaluations, statistical analyses for losses incurred but not reported and estimates for salvage and subrogation recoverable and represent estimates of the ultimate claim costs of all unpaid losses and LAE. Liabilities include a provision for losses that have occurred but have not yet been reported. These estimates are subject to the effect of trends in future claim severity and frequency experience. The Company relies upon standard actuarial ultimate loss projection techniques to obtain estimates of liabilities for losses and LAE. These projections include the extrapolation of both losses paid and incurred by business line and accident year and implicitly consider the impact of inflation and claims settlement patterns upon ultimate claim costs based upon historical patterns. In addition, methods based upon modeling, curve fitting, average loss costs, reported claim counts and pure premiums are reviewed in order to obtain a range of estimates for setting the reserve levels. For further input, changes in operations in pertinent areas including underwriting standards, product mix, claims management and legal climate are periodically reviewed. Adjustments to such estimates are made from time to time due to changes in such trends as well as changes in actual loss experience. These adjustments are reflected in current earnings. The liability for losses and LAE are based on estimates and assumptions and the ultimate loss may differ. Certain workers' compensation indemnity case reserves are discounted based on life expectancy and a discount rate of 6%. Additionally, workers' compensation medical case reserves are discounted on a non-tabular basis using a discount rate of 3%. Workers' compensation IBNR and LAE reserves are not discounted.

The Company uses the liability method in providing for income taxes. Under the liability method, deferred income taxes are provided at the enacted tax rates for differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carryforwards. The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period. Similarly, if the Company were to determine that it would not be able to realize all or part of its net deferred taxes in the future, an adjustment would be charged to income in such period. As of December 31, 2002 and 2001, the Company recorded a valuation allowance to fully reserve its deferred tax asset.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

At December 31, 2001, investments in fixed maturities on deposit with the Department, which the Company has the intent and ability to hold to maturity, were classified as "Investments held to maturity". These investments matured during 2002 and the proceeds were invested and are included in "Short-term" investments at December 31, 2002.

Investment income is reported when earned. Net securities gains or losses on the sales of investments are determined on a specific identification basis. Investments with an impairment in value considered to be other than temporary are written down to estimated net realizable values.

Unearned Premiums: Unearned premiums have been calculated predominantly using the daily pro rata method.

Reinsurance: Unpaid losses, unpaid LAE and unearned premiums are stated gross of reinsurance ceded. Premiums written and earned, losses and LAE paid and incurred, and other underwriting expenses are stated net of reinsurance ceded.

Pension Cost: Empire funds pension costs as currently accrued; 30% of such pension costs are allocated to the Company.

Policy Acquisition Costs: Policy acquisition costs, which consisted of commissions, premium taxes and certain other underwriting expenses (net of reinsurance allowances), were deferred and amortized ratably over the terms of the related policies. Deferred policy acquisition costs were limited to their net realizable value after consideration of investment income on the related premium. If recoverability of such costs from future premiums and related investment income was not anticipated, the amounts not considered recoverable were charged to operations. During 2001, the Company expensed its remaining deferred policy acquisition costs of $2,600,000 as their recoverability from premiums and related investment income was no longer anticipated. In 2002, policy acquisition costs were expensed when incurred.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Participating Policies: The Company did not write any participating policies on workers' compensation business during the year ended December 31, 2002. In prior years when such participating policies were written, amounts transferred to the participating policyholders' funds were determined by means of specific identification based upon premium volume and loss experience. The amount of dividends paid to participating policyholders was approved quarterly by the Board of Directors. The amount of policyholders' dividends paid on participating policies was $0, $35,000 and $59,000 in 2002, 2001 and 2000, respectively. There are no unpaid dividends to participating policies at December 31, 2002.

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

                                            2002       2001        2000
                                            ----       ----        ----
Premiums Earned                           $    -     $    -      $    -
Losses Incurred                            (3,351)    (1,127)        231
Unpaid Losses                               5,559     13,534      21,781


The premiums, losses and expenses of the business for which the Company provides administrative services are reflected on the financial statements of those insurance companies, including the Company, in New York State which are required to participate in the NYPAP. In its role as a servicing carrier, the Company is liable only for the LAE which are incurred to adjust and settle the claims processed on behalf of the NYPAP. Liabilities for this LAE are determined using case basis evaluations and statistical analyses. In accordance with the pooling agreement, 30% of such LAE is retained by the Company.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Empire is a servicing carrier for the Massachusetts Taxi and Limousine Pool (the "Mass Pool") and earns service fee income in return for providing underwriting, policy issuance, premium collection and claims services to the Mass Pool. The amount of premium written by Empire was approximately $7,800,000, $8,300,000 and $6,400,000 in 2002, 2001 and 2000, respectively. The amount of service fees earned was approximately $1,800,000, $2,300,000 and $2,300,000 and the amount of incurred expenses charged against such fees was approximately $1,800,000, $2,100,000 and $1,700,000 for the years ended December 31, 2002, 2001 and 2000, respectively. All of the premiums and related commissions, losses and certain LAE costs are ceded 100% to the Mass Pool. Through the pooling agreement, the Company is allocated 30% of the service fee income and certain expenses (including related assets and liabilities) that are not ceded to the Mass Pool. Effective January 1, 2003, Empire did not renew its servicing carrier contract with the Mass Pool for the 2003 plan year. Accordingly, Empire no longer writes any new business and is not required to offer renewal policies. Empire will continue to be responsible for policy and claim services until the run-off of all policies and claims is completed.

Loss Per Share: Loss per share is based on the weighted average number of common shares outstanding. There were no outstanding common stock equivalents during 2002, 2001 and 2000 and therefore, basic and diluted loss per share are the same.

Recently Issued Accounting Standards: In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under Emerging Issues Task Force Issue No. 94-3. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002; these disclosure requirements are not applicable to the Company. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is reviewing the impact of the implementation of SFAS 146. The Company does not currently expect that the initial recognition and measurement provisions of FIN 45, and the implementation of FIN 46 will have a material effect on the Company's consolidated results of operations or financial condition.


NOTE 3-SURPLUS NOTE

Effective January 1, 1980, the Company issued a surplus note to Empire in the principal amount of $7,000,000. Accrued but unpaid interest of $249,000 and $114,000 as of December 31, 2002 and 2001, respectively, is included in the balance due under the surplus note. The surplus note provides, among other things, for interest to be accrued on the principal of the note based on a bank's prime rate at the end of the current calendar quarter. Neither the principal amount of the surplus note nor the accrued interest may be paid, in whole or in part, without the consent of the Superintendent of Insurance of the State of New York ("Superintendent") and must be repaid, in whole or in part, when so ordered by the Superintendent. During 2002 and 2001, with the approval of the Superintendent, the Company paid Empire $197,000 and $9,910,000 of interest that had been accrued on the surplus note through March 31, 2002 and September 30, 2001, respectively.


NOTE 4-INVESTMENTS

Investment income by source is summarized as follows:

                                           YEARS ENDED DECEMBER 31,
                                           2002      2001     2000
                                           ----      ----     ----
                                                (In thousands)
Investment income:
    Fixed maturities                     $1,346   $ 3,528  $ 8,077
    Other invested assets                   341     3,440    3,273
    Short-term investments                1,270     2,255      329
                                          -----     -----   ------
                                          2,957     9,223   11,679
         Less: Investment expenses          220       202      236
                                          -----    ------   ------
               NET INVESTMENT INCOME     $2,737   $ 9,021  $11,443
                                          =====    ======   ======

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4-INVESTMENTS-CONTINUED

Investments at December 31, 2002 are summarized as follows:


                                               GROSS UNREALIZED  ESTIMATED
                                    AMORTIZED  APPRE-    DEPRE-    FAIR
                                      COST    CIATION   CIATION   VALUE
                                      ----    -------   -------   -----
                                                 (In thousands)
Available for sale-fixed
maturities:
U.S. Treasury securities
  and obligations of U.S.
  government agencies               $29,821    $ 359 $     -     $30,180
Mortgage-backed
  securities                          2,727      160       -       2,887
Foreign governments                      75        -       -          75
All other corporate bonds            10,502      146       -      10,648
                                     ------      ---     ----    -------

       TOTAL INVESTMENTS
      AVAILABLE FOR SALE             43,125      665       -      43,790
                                     ------     ----     ----    -------
Short-term                           31,474      -         -      31,474
Other invested assets                 6,429      -         -       6,429
                                     ------     ----     ----    -------
      TOTAL INVESTMENTS             $81,028    $_665    $  -     $81,693
                                     ======     ====     ====     ======


Investments at December 31, 2001 are summarized as follows:

                                        GROSS UNREALIZED   ESTIMATED
                              AMORTIZED  APPRE-   DEPRE-     FAIR
                                COST    CIATION  CIATION     VALUE
                                ----    -------  -------     -----
                                          (In thousands)
Available for sale:
U.S. Treasury securities
  and obligations of U.S.
  government agencies          $12,349   $   41 $     -   $  12,390
Mortgage-backed
  securities                     4,338      157       -       4,495
Foreign governments                 75      -         -          75
All other corporate bonds        7,110      105       -       7,215
                                ------    -----     ----     ------
Total fixed maturities          23,872      303       -     _24,175
                                ------    -----     ----     ------
Equity securities                 -         429       -         429
                                ------    -----     ----    -------
      TOTAL INVESTMENTS
      AVAILABLE FOR SALE        23,872      732       -      24,604
                                ------    -----     ----     ------
Held to maturity:
U.S. Treasury securities           480        9       -         489
                                ------     ----     ----    -------
      TOTAL INVESTMENTS
      HELD TO MATURITY             480        9       -         489
                                ------     ----     ----    -------
Short-term                      98,467      -         -      98,467
Other invested assets            6,088      -         -       6,088
                               -------     ----     ----    -------
      TOTAL INVESTMENTS       $128,907    $ 741    $  -    $129,648
                               =======     ====     ====    =======

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 4-INVESTMENTS-CONTINUED

The amortized cost and estimated fair values of fixed maturities available for sale (including short-term securities) at December 31, 2002 are shown as follows (in thousands):
                                           AMORTIZED      FAIR
                                             COST        VALUE

Due in one year or less                    $49,815      $50,024
Due after one year through five years       22,057       22,353
Due after five years through ten years          -            -
Thereafter                                      -            -
                                            ------       ------
              Sub total                     71,872       72,377
Mortgage-backed securities                   2,727        2,887
                                            ------       ------

                               TOTAL       $74,599      $75,264
                                            ======       ======


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company sold certain fixed maturities classified as available for sale during 2002, 2001 and 2000 and realized gross pre-tax capital gains of $77,000, $1,891,000 and $661,000, respectively, and gross pre-tax capital losses of $0, $21,000, and $874,000, respectively. The Company sold an equity security classified as available for sale during 2002 and realized a gross pre-tax capital gain of $1,331,000.

The changes in unrealized appreciation/(depreciation) on investments available for sale were $67,000 and $161,000 before taxes for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2002 and 2001, a short-term investment of $475,000 and a security with an amortized cost of approximately $480,000, respectively, were on deposit with the Department.


NOTE 5-STATUTORY INFORMATION

The following is a reconciliation of net loss and surplus as reported on a statutory basis ("SAP") to net loss and shareholders' equity as determined in conformity with GAAP (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                   2002     2001      2000
                                                   ----     ----      ----
Statutory net loss                              $(2,619) $(25,171) $(16,694)
Add (deduct):
  Change in deferred policy acquisition costs       -      (3,035)     (380)
  Change in allowances for doubtful accounts        121     1,200        42
  Policyholders' dividends                          -          30        36
  Capitalized systems development costs            (825)   (1,100)     (696)
  Other postretirement benefits                     (37)      (46)      (41)
  Current tax (expense) benefit                      (1)       (1)      338
  Deferred tax expense                               -        -     (13,198)
  Interest on surplus note                         (136)    9,372      (634)
  Other                                            (251)      703       427
                                                 ------    ------    ------
                               GAAP             $(3,748) $(18,048) $(30,800)
                                                 ======    ======    ======

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 5-STATUTORY INFORMATION -CONTINUED

                                                        DECEMBER 31,
                                                   2002             2001
                                                   ----             ----

Statutory Shareholders' Equity and Surplus      $ 24,943          $29,013
 Add (deduct):
  Non-admitted premiums receivable,
    less allowance for doubtful accounts              87              588
  Capitalized systems development costs               -               825
  Provision for unauthorized reinsurance             155              110
  Other postretirement benefits                     (128)             (91)
  Net unrealized appreciation on investments         665              303
  Surplus note                                    (7,249)          (7,114)
  Other                                            1,245            2,270
                                                  ------           ------
                           GAAP                  $19,718          $25,904
                                                  ======           ======


During 2002, the Company paid to its shareholders a $0.335 per share cash dividend aggregating $2,371,340. The New York Insurance Law prohibits New York domiciled property and casualty companies from paying dividends except out of earned surplus. Without the approval of the Department, no New York domestic property/casualty insurer may declare or distribute any dividend to shareholders which, together with any dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of (1) 10% of statutory surplus to policyholders as shown in its last statutory annual statement or (2) 100% of adjusted net investment income during such period. Based on the above criteria, at December 31, 2002, no amounts were available for distribution of dividends without Department approval.

The NAIC has adopted model laws incorporating the concept of a "risk based capital" ("RBC") requirement for insurance companies. Generally, the RBC formula is designed to measure the adequacy of an insurer's statutory capital in relation to the risks inherent in its business. The RBC formula is used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Although New York State has not adopted the RBC requirements for property and casualty insurance companies, New York does require that property and casualty insurers file the RBC information with the Department. The NAIC also has adopted various ratios for insurance companies which, in addition to the RBC ratio, are designed to serve as a tool to assist state regulators in screening and analyzing the financial condition of insurance companies operating in their respective states. The Company and Empire had certain NAIC ratios outside of the acceptable range of results for the year ended December 31, 2002.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 6-AGENTS' BALANCES

Activity affecting the allowance for uncollectible agents' balances for the years ended December 31, 2002, 2001 and 2000 is summarized as follows (in thousands):


           Balance at January 1, 2000                $1,812
           Provision                                    386
           Charge-offs, net of recoveries              (428)
                                                     ------

           Balance at December 31, 2000               1,770
           Provision                                   (516)
           Charge-offs, net of recoveries              (417)
                                                     ------

           Balance at December 31, 2001                 837
                Provision                             1,986
                Charge-offs, net of recoveries       (2,641)
                                                     ------

                Balance at December 31, 2002         $  182
                                                     ======



NOTE 7-UNPAID LOSSES AND LAE

In the following table, the liability for losses and LAE are reconciled for the three years ended December 31, 2002, 2001 and 2000. Included therein are current year data and prior year development.

              RECONCILIATION OF LIABILITY FOR LOSSES AND LAE

                                            2002       2001        2000
                                           ------     ------      ------
                                                 (In thousands)

Net SAP liability for losses and LAE,
 net of reinsurance, at beginning of year $84,171    $ 95,587    $113,602
                                           ------     -------     -------

Provision for losses and LAE for claims
 occurring in the current year              3,760      17,747      27,880
Increase in estimated losses and LAE
 for claims occurring in prior years        3,069      18,747      15,927
                                           ------     -------     -------
Total incurred losses and LAE               6,829      36,494      43,807
                                           ------     -------     -------
Loss and LAE payments for claims
 occurring during:
    Current year                            1,488       5,703       8,920
    Prior years                            31,075      42,207      52,902
                                          -------     -------     -------
                                           32,563      47,910      61,822
                                          -------     -------     -------

Net SAP liability for losses and LAE,
 at end of year                            58,437      84,171      95,587

Reinsurance recoverable                   117,151     159,120     172,919
                                          -------     -------     -------
Liability for losses and LAE
  at end of year as reported in
  financial statements (GAAP)            $175,588    $243,291    $268,506
                                          =======     =======     =======

Based on management's current analysis and evaluation, the Company's Net SAP liability for losses and LAE of $58,437,000 at December 31, 2002 represents management's best estimate of this liability. This liability was approximately $800,000 (or 1.4%) lower than the actuarial indicated reserve estimated by the Company's actuary.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 7-UNPAID LOSSES AND LAE-CONTINUED

During 2002, the Company increased its reserve estimates by a net amount of $3,069,000. This increase was comprised of an increase in LAE reserves of $3,051,000, a net increase in expected losses of $2,505,000 and a reduction of $2,517,000 of an accrual for workers' compensation fund assessments. The increase for expected loss development consisted of an increase to the Company's reserve estimates in the workers' compensation line by $3,090,000, primarily for accident years 1999 and prior which reflects the Company's current analysis of its and the industry's recent experience. Partially offsetting this was a decrease in the Company's reserve estimates in the automobile lines of business for the 1998 through 2001 accident years by $3,060,000, primarily relating to personal injury protection coverage ("PIP"). This decrease was principally due to favorable reported loss development during 2002 that the Company believes is primarily due to improved claims handling, which resulted in improved severity. The Company also increased its loss reserve estimate for older accident years by approximately $2,505,000 principally in the general liability, commercial package policies and homeowners lines of businesses which reflects the Company's recent claim experience.

The 2002 increase in LAE reserves of $3,051,000, referred to above, is primarily the result of a higher than expected level of payment activity during 2002, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling. During 2002, the Company reduced its accrual for certain New York workers' compensation fund assessments. As a result of a legislative change, these workers' compensation fund assessments are currently determined based on workers' compensation premiums writings, rather than on the basis of loss payments as had previously been the case. Due to a reduction in workers' compensation premium volume, the Company was able to reduce its accrual for these fund assessments by approximately $2,970,000 of which $2,517,000 was recorded as a reduction in loss reserves and $453,000 was recorded as a reduction in other liabilities.

During 2001, the Company recorded adverse loss reserve development of $18,747,000. During 2001, the Company increased its reserve estimates for its commercial package policies lines of business, primarily due to increases in severity of liability claims for accident years 1998 and prior. The Company has exposure for third party liability claims in many of its lines of insurance. During 2001, there were several settlements and court decisions on third party liability cases for amounts that were greater than the industry's or the Company's historical experience for similar claims, which had formed the basis for the Company's estimated loss reserves. These results signaled a change in the judicial environment in the Company's marketplace. Accordingly, in 2001, the Company increased its loss reserve estimate by $6,900,000 due to an estimated increase in severity for these exposures.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 7-UNPAID LOSSES AND LAE-CONTINUED

Reserve increases in 2001 also resulted from unfavorable development principally in automobile lines of business for the 1998 through 2000 accident years, primarily relating to PIP coverage and in its workers' compensation lines of insurance. The Company believed that the increased loss estimates for PIP was consistent with industry trends during 2001, and increased loss reserves for all automobile lines by $3,300,000. In addition, the Company also increased its reserve for LAE by $7,000,000 as a result of the increases to its loss reserves and an increase in the estimate of future overhead costs which will be allocated to settle claims currently incurred.

As a result of the terrorist attacks on September 11, 2001 at the World Trade Center, the Company recorded estimated incurred losses and LAE of $800,000 for the year ended December 3l, 2001, primarily relating to business interruption coverage. During 2002, the Company reestimated the incurred losses and LAE to be $500,000.

During 2000, the Company recorded adverse loss reserve development of $15,927,000, principally in the 1996 through 1999 accident years. This development was attributable to an increase in the severity of PIP claims and an increase in the frequency of liability claims in the private passenger automobile line ($2,800,000), an increase in the frequency of liability claims in the commercial automobile line ($1,900,000), an increase in the frequency and severity of PIP claims in the assigned risk automobile line ($1,400,000) and an increase in the severity of certain liability claims in the commercial package policies lines of business ($4,500,000). The increases in severity and frequency of claims in automobile lines of business, particularly with respect to PIP claims, was consistent with emerging industry trends in the New York City marketplace. In addition, the Company increased its estimate for LAE by $3,300,000 as a result of the decision to outsource a significant amount of claim handling functions in 2000. Claim files for workers' compensation, automobile no-fault and automobile and other liability claims were outsourced at a cost greater than the reserves previously recorded to handle the claims internally. The Group had outsourced almost two-thirds of its claims. The Group was primarily handling complex claims, first party claims and certain automobile liability and general liability claims internally. Complex claims generally consist of those that have potentially large settlement exposure and are not expected to settle quickly. The Company had also increased its reserve estimate for claims handled internally.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8--REINSURANCE

Prior to 2002, the Group obtained reinsurance coverage to reduce its risk of and exposure to large insurance claims and catastrophes. For 2001 and 2000, the Group's maximum retained limit for all lines of business was $300,000 per occurrence. Additionally, the Group had a property catastrophe excess of loss treaty to protect against certain losses. Its retention of lower level losses under this treaty was $7,500,000 for 2001 and 2000. Due to the geographic concentration of its business, the Group believes hurricanes, windstorms and civil disturbances are its most significant exposures to catastrophic losses. Computer modeling programs provided by independent consultants were used to estimate exposure to such losses. Due to the runoff of the Group's business and resulting reduced loss exposure, the Group terminated its property catastrophe excess of loss coverage effective January 1, 2002. In November 2001, the Group received notification of cancellation of its multiple line reinsurance contract effective January 1, 2002. The cancellation affects only personal lines policies renewed on or after January 1, 2002, and would impact the Group for losses only on policies that provided coverage in excess of its retained reinsurance limit of $300,000. At December 31, 2002, the Group has approximately 100 policies in force (which may include multiple insureds and vehicles) that provide such coverage up to a maximum loss of $500,000 per occurrence. Under the pooling agreement, 70% of such losses would be assumed by Empire and 30% would be retained by the Company. After reviewing its options of finding comparable reinsurance coverage, the Group decided not to replace this coverage.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policy liability, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company's reinsurance, excluding the pooling agreement with Empire, generally has been placed with certain of the largest reinsurance companies, including (with their respective A.M Best & Co. ratings) General Reinsurance Corporation (A++ Superior) and Converium North America (A Excellent). The Company believes its reinsurers to be financially capable of meeting their respective obligations. However, to the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for the reinsured risks. The Company has established reserves, which the Company believes are adequate, for any nonrecoverable reinsurance.

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

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8--REINSURANCE--CONTINUED

Pursuant to the pooling agreement, the Company has a net reinsurance recoverable from Empire. As of December 31, 2002, the Company's reinsurance recoverable from Empire was $91,651,000, representing 44% of the Company's total assets. After deducting this liability, Empire's stand alone statutory surplus was $5,270,000 as of December 31, 2002, which is $1,970,000 above the minimum required under New York insurance regulations. The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further reductions in Empire's statutory surplus, resulting from operating results, the contingencies discussed in Note 15 or from other matters, could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable and could result in adverse regulatory action against the Company. No assurance can be given that adverse regulatory action will not be taken against Empire or the Company. For more information about Empire's stand alone surplus, see footnote 1 to the consolidated financial statements.


Reinsurance receivable balances at December 31, 2002 and 2001 (including $91,651,000 and $131,287,000, respectively, of reinsured amounts arising from the intercompany pooling agreement with Empire) are as follows (in thousands):

                                                  CEDED TO
                                        ----------------------------
                                         EMPIRE      OTHERS   TOTAL
                                         ------      ------   -----
As of December 31, 2002
Prepaid reinsurance premiums            $   493     $  -    $    493
Reinsurance balances receivable
on:
  Paid losses                               652        707     1,359
  Unpaid losses                          76,524     26,645   103,169
  Unpaid loss adjustment expenses        13,982        -      13,982


                                                  CEDED TO
                                        ----------------------------
                                         EMPIRE      OTHERS   TOTAL
                                         ------      ------   -----
As of December 31, 2001
Prepaid reinsurance premiums           $  3,752    $    33  $  3,785
Reinsurance balances receivable
on:
  Paid losses                               656        937     1,593
  Unpaid losses                         108,033     32,241   140,274
  Unpaid loss adjustment expenses        18,846        -      18,846

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8--REINSURANCE-CONTINUED

An analysis of reinsurance premiums, losses, LAE and commissions for the years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                     DIRECT     ASSUMED FROM        CEDED TO        NET
                     ------     ------------        --------        ---
                                EMPIRE OTHERS    EMPIRE   OTHERS
                                -------------    ------   ------

2002
Premiums earned     $  5,642  $  4,158   $327  $  5,936  $    33  $ 4,158
Losses incurred       13,813     2,688    279    10,650    3,442    2,688
LAE incurred           1,473     4,141     50       759      764    4,141
Commissions incurred      26        80     29        55       -        80

Premiums written         852     1,528    428     1,280       -     1,528
Losses paid           64,613    25,131     88    55,662    9,039   25,131
LAE Paid               8,261     7,432     50     7,547      764    7,432

Unearned premiums(a)     533       900    172       705       -       900
Unpaid losses (a)    135,390    48,537    574   109,320   26,644   48,537
Unpaid LAE (a)        19,974     9,900     -     19,974       -     9,900

2001
Premiums earned     $ 38,593  $ 18,258   $305  $ 36,156   $2,742  $18,258
Losses incurred       61,224    24,575    275    45,547   15,952   24,575
LAE incurred          12,774    11,918     64    12,380      457   11,919
Commissions incurred   2,986     1,332     25     2,369      642    1,332

Premiums written      18,709     6,813    356    16,586    2,479    6,813
Losses paid           85,860    37,831    512    79,989    6,383   37,831
LAE Paid              11,714    10,076     67    11,321     457    10,079

Unearned premiums(a)   5,323     3,429     71     5,361       32    3,430
Unpaid losses (a)    186,191    70,980    383   154,333   32,241   70,980
Unpaid LAE (a)        26,922    13,192     -     26,923      -     13,191

2000
Premiums earned     $ 56,407  $ 30,855   $(13) $ 52,868   $3,526  $30,855
Losses incurred       46,825    31,760   (303)   48,238   (1,716)  31,760
LAE incurred           9,453    12,047    (83)   13,296   (3,926)  12,047
Commissions incurred   8,317     5,175     (3)    7,512      802    5,175

Premiums written      49,893    29,084    (13)   46,268    3,612   29,084
Losses paid          112,872    49,604     80   102,405   10,547   49,604
LAE Paid              14,959    12,218     34    14,590      403   12,218


(a) Amounts as reflected in the consolidated balance sheets can be derived by adding together amounts for direct and assumed and subtracting from this sum 30% of the amount ceded to Empire. The Company remains primarily liable for amounts ceded to reinsurers for unpaid losses, LAE and unearned premiums to the extent that the assuming reinsuring companies are unable to meet their obligations.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 8--REINSURANCE-CONTINUED

                                                                  PERCENTAGE
                                    ASSUMED     CEDED             OF AMOUNT
                          DIRECT     FROM       TO         NET     ASSUMED
                          AMOUNT    EMPIRE(A)  EMPIRE(B)  AMOUNT    TO NET
                          ------    ---------  ---------  ------    ------
Premiums written:
2002                     $   852    $ 1,956    $ 1,280   $ 1,528    128.0%
2001                     $18,709    $ 7,169    $19,065   $ 6,813    105.2%
2000                     $49,893    $29,071    $49,880   $29,084    100.0%


(a) Includes $428, $356 and $(13) assumed from non-affiliates in 2002, 2001 and 2000, respectively, before the effects of the pooling agreement described in Note 1.

(b) Includes $0, $2,479 and $3,612 ceded to non-affiliates in 2002, 2001 and 2000, respectively, before the effects of the pooling agreement described in Note 1.


NOTE 9-FEDERAL INCOME TAXES

The Company has been included in the consolidated federal income tax returns of Leucadia since 1993. Under the terms of the tax sharing agreement between Leucadia and the Company, the Company computes its tax provision on a separate return basis and is either charged its share of federal income tax resulting from its taxable income or is credited for tax benefits resulting from its losses to the extent the Company could use the losses on a separate return basis.

The principal components of the deferred tax benefit at December 31, 2002 and 2001 were as follows (in thousands):

                                                  2002       2001
                                                  ----       ----
  Unpaid loss and loss adjustment
   expense reserves                             $3,060     $4,537
  Unearned premiums                                 63        240
  Employee benefits and compensation               579        584
  Interest accrued on surplus note                  87         40
  Allowance for doubtful accounts                   63        200
  Pension plan curtailment gain                   (380)      (368)
  Unrealized appreciation on investments          (233)      (256)
  Unamortized deferred income                       -         637
  Capitalized systems development costs             -        (289)
  Tax loss carryforwards                        23,685     20,282
  Other, net                                      (237)      (471)
                                                ------     ------
  Deferred tax benefit                          26,687     25,136
                                                ------     ------
  Valuation allowance                          (26,687)   (25,136)
                                                ------     ------
                   Total                       $  -       $   -
                                                ======     ======

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 9-FEDERAL INCOME TAXES-CONTINUED

Due to the Company's uncertainty as to having future taxable income necessary for realization of the deferred tax asset, a valuation allowance has been provided as of December 31, 2002 and 2001 for the total amount of the deferred tax asset.

For the years 2002, 2001 and 2000, the difference between the "expected" statutory federal income tax and the actual income tax expense is as follows (in thousands):

                                                       2002     2001    2000
                                                       ----     ----    ----

Expected federal income tax benefit                  $(1,312) $(6,316) $(6,279)
Establishment of deferred tax valuation allowance      1,551    6,951   18,185
Other                                                   (238)    (634)     954
                                                      ------   ------   ------
Actual federal income tax expense                    $     1  $     1  $12,860
                                                      ======   ======   ======

NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS

Effective January 1, 1999, Empire joined a non-contributory defined contribution plan sponsored by Leucadia. The contributions, ranging from 2% - 16% of employees' current pension eligible compensation, are based on age and service life of the employee. These contributions accumulate for participants on a tax-deferred basis. Participants direct the investment of the contributions to their accounts. In accordance with the pooling agreement, the Company shared 30% of the amount contributed by the Group to the Plan ($406,000, $624,000 and $682,000 in 2002, 2001 and 2000, respectively).

Empire provides certain health care and life insurance benefits for retired employees who, prior to their retirement, had at least ten years of service and were at least 50 years of age as of October 1, 1996. These benefits are provided through an insurance company whose premiums are based on the cost of benefits paid during the year.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 10-PENSION PLAN AND POSTRETIREMENT BENEFITS-CONTINUED

The following table sets forth certain information, before the effects of the pooling arrangement, relating to Empire's unfunded substantive plan for postretirement benefits (in thousands):
                                                       2002          2001
                                                       ----          ----

Accumulated postretirement obligation
  at beginning of year                                $5,128        $4,934
Service cost                                              16            35
Interest cost                                            308           351
Actuarial loss                                           102           104
Plan amendments                                         (476)           -
Participant contributions                                206           183
Benefits paid                                           (521)         (479)
                                                       -----         -----
Accumulated postretirement obligation at
  end of year                                          4,763         5,128
Unrecognized net gain from past
  experience different from that assumed
  and effects of changes in assumptions                  760           433
                                                       -----         -----
    ACCRUED POSTRETIREMENT BENEFITS COST              $5,523        $5,561
                                                       =====         =====


COMPONENTS OF NET POSTRETIREMENT BENEFITS
                                                   2002     2001    2000
                                                   ----     ----    ----

Service cost--benefits earned during the period  $   16   $   35  $   33
Interest cost on projected benefit obligation       308      351     355
Net amortization and deferral                       (48)      (4)    (19)
                                                  -----    -----   -----
 PERIODIC POSTRETIREMENT BENEFITS COST           $  276   $  382  $  369
                                                  =====    =====   =====

In accordance with the pooling agreement, the Company's share of accrued postretirement benefit cost and net periodic postretirement benefit cost is 30% of the amounts reflected above and is included in other liabilities. In determining the accumulated postretirement benefit obligation at December 31, 2002 and 2001, Empire utilized discount rates of 6.5% and 7.0%, respectively. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 9.0% for 2002 declining to an ultimate rate of 5% by 2010. If the health care cost trend rates were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2002 would have increased by approximately $426,000 before the effects of the pooling agreement. If the health care cost trend rates were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2002 would have decreased by approximately $369,000 before the effects of the pooling agreement. The effect of a 1% increase or decrease on the estimated aggregate of service and interest cost for 2002, 2001 and 2000 would be immaterial.

Empire participates in an Employees' Savings Plan (the "Savings Plan") sponsored by Leucadia, under which each eligible employee may defer a portion of their annual compensation, subject to certain limits. Empire matches contributions equal to 50% of the employee's contributions up to a maximum of 3% of the employee's salary. A participant may also contribute, from after-tax dollars, an amount, not to exceed 10% of annual compensation. Empire's contributions to the Savings Plan were $183,000, $299,000 and $294,000 in 2002, 2001 and 2000, respectively. Under the pooling agreement, the Company is obligated to provide 30% of Empire's contributions to the Savings Plan.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 11-LEASES

The Group has entered into a four year lease expiring December 31, 2005 for approximately 16,000 square feet in an office building located at 45 Main Street, Brooklyn, New York. Under this lease, an additional 9,000 square feet has been leased for a two year period expiring on December 31, 2003. The Group also leases office space located in Mineola, New York and Boston, Massachusetts under leases expiring in 2007 and 2003, respectively.

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


                               2003    $    995
                               2004         592
                               2005         610
                               2006         197
                               2007         169
                             Thereafter       -
                                        -------
                             Total     $  2,563
                                        =======

Rental expense for the Group for the years 2002, 2001 and 2000, (net of sublease income in 2001 and 2000) was $870,000, $1,500,000 and $3,800,000, respectively.
The Company is obligated to pay 30% of these rental charges in accordance with the pooling agreement.


NOTE 12-BUSINESS SEGMENTS

As a result of the Company's underwriting actions described in Note 1 and a consolidation of Empire Group's internal management organization in 2001, the Company's prior business segments have been eliminated.


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

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 15-CONTINGENCIES

The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and is in the process of submitting additional information. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. If the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest, pursuant to the terms of the pooling agreement.

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


NOTE 16-RELATED PARTIES

See Notes 1, 2, 3, 8, 9, 10 and 11 regarding Allcity's relationships with the Group and Leucadia.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY

NOTE 17-SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for 2002 and 2001 (in thousands, except per share amounts):

                                                2002
                              -----------------------------------------
                                  1ST       2ND        3RD      4TH
                                ------    ------     ------   -------
Total Revenues                  $2,875    $1,986     $2,630   $ 1,102
Net Loss                        (1,271)     (708)      (441)   (1,328)
Basic and Diluted
  Loss Per Share                 (0.18)    (0.10)     (0.06)    (0.19)


                                                2001
                              -----------------------------------------
                                  1ST       2ND        3RD      4TH
                                ------    ------     ------   -------
Total Revenues                 $10,314   $ 7,715    $ 5,625   $ 6,074
Net (Loss)/Income              (14,277)     (780)    (3,856)      865
Basic and Diluted Earnings/
  (Loss)/Gain Per Share          (2.02)    (0.11)     (0.54)     0.12


See Notes 1, 7 and 9 for certain additional information concerning results of operations for 2002 and 2001.


NOTE 18-SUBSEQUENT EVENTS

See Note 1 for information concerning the Company's receipt of a proposal from Leucadia on January 15, 2003 for a possible tender offer to acquire all the outstanding shares of common stock of the Company not already beneficially owned by Leucadia.

Empire is obligated to pay certain severance and retention benefits to its employees, and has fully accrued this obligation as of December 31, 2002. Pursuant to the pooling agreement, the Company has accrued its 30% share of such benefits. In January 2003, to enhance its ability to retain employees during its voluntary liquidation, Empire established a trust for the benefit of certain of its employees and transferred $3,727,000 of its cash to the trust. These funds in the trust may be used to pay Empire's severance and retention obligations to those employees, if not paid by Empire when due. Empire retains the residual interest in the trust after satisfaction or release of the employees' severance and retention benefit claims, and the establishment of the trust does not in any way eliminate Empire's obligations. Under the pooling agreement, the Company will pay Empire its share of the benefits when they are paid by either Empire or the trust.

ALLCITY INSURANCE COMPANY
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY/ CASUALTY INSURANCE OPERATIONS
(Thousands of dollars)


-----------------------------------------------------------------------------------------------------------------------------------
           COL. A       COL. B         COL. C         COL. D*        COL. E     COL. F      COL. G               COL. H
-----------------------------------------------------------------------------------------------------------------------------------
                                      RESERVES                                                             CLAIMS AND CLAIM
                                     FOR UNPAID                                                           ADJUSTMENT EXPENSES
                        DEFERRED       CLAIMS         DISCOUNT                                            INCURRED RELATED TO
                         POLICY       AND CLAIM         IF ANY                                NET        (1)                (2)
                       ACQUISITION   ADJUSTMENT      DEDUCTED IN    UNEARNED    EARNED     INVESTMENT   CURRENT             PRIOR
                         COSTS        EXPENSES       COLUMN C (A)   PREMIUMS   PREMIUMS    INCOME (B)     YEAR              YEARS
-----------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/02     $    -       $ 175,588          $ 753       $ 1,393     $ 4,158     $ 2,737     $ 3,760           $ 3,069
-------------------
Year ended 12/31/01          -         243,291            621         7,215      18,258       9,159      17,747            18,747
-------------------
Year ended 12/31/00       3,035        268,506            239        32,622      30,855      11,443      27,880            15,927
-------------------


** TABLE CONTINUED... **


----------------------------------------------------------------------------------
           COL. A           COL. I         COL. J        COL. K       COL. L*
----------------------------------------------------------------------------------

                         AMORTIZATION                                   PAID
                         OF DEFERRED                                   CLAIMS
                           POLICY           OTHER                    AND CLAIM
                         ACQUISITION      OPERATING     PREMIUMS     ADJUSTMENT
                            COSTS        EXPENSES (B)    WRITTEN      EXPENSES
----------------------------------------------------------------------------------
Year ended 12/31/02         $    -        $ 5,178        $ 1,528      $32,563
-------------------
Year ended 12/31/01           4,818         5,925          6,813       47,910
-------------------
Year ended 12/31/00           7,793         8,009         29,084       61,822
-------------------


** TABLE COMPLETE **



(a) Workers' compensation medical case reserves are discounted using a discount rate of 3%.

(b) Other Operating Expenses are reflected net of service fee income excluding other income and interest on surplus note.