Form 10-K/A
period 2002-12-31
ALLCITY INSURANCE CO /NY/
filed 2003-04-28
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


[x] AMENDEMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002

                                       OR

[ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___to___

                          Commission file number 1-7411
                                                 ------

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

--------------------------------------------------------------------------------
                                      None
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                             -------       -------
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes               No        X
    ---------         -----------

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002 was $216,936.

     The number of shares outstanding of each of the registrant's classes of common shares, as of March 17, 2003, was 7,078,625.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

This report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Allcity Insurance Company (the "Company") for the fiscal year ended December 31, 2002:


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- ---------------------------------------------------

Pursuant to the Company's Charter and By-Laws, the Board of Directors of the Company consists of 13 members divided into three classes: Class I, Class II and Class III. As of April 17, 2003, the directors and executive officers of the Company, their ages, positions held by them during the past five years and the periods during which they have served in such positions are as follows:

 NAME, AGE AND POSITION                PRINCIPAL OCCUPATION, OFFICE
   WITH COMPANY                          AND TERM OF OFFICE
------------------------               ----------------------------

H.E. Scruggs, 45,                      Principal Occupation - Vice President of
Director, President and                 Leucadia since August 2002 and from
Chief Executive Officer                 March 2000 through December 2001;
                                        President and Chief Executive Officer
                                        of the Company and Empire since
                                        September 2000. Chairman of American
                                        Investment Bank ("AIB"), a Leucadia
                                        subsidiary, since 1997. Director of MK
                                        Gold (an international mining company)
                                        since March 2001; Chairman of Conwed
                                        Plastics (a subsidiary of Leucadia which manufactures plastic netting) since
                                        January 2000.
                                       Class II Director since September 2000;
                                        current term expires 2004.

Martin B. Bernstein, 69,               Principal Occupation - Chairman, Bedford
Director Capital and private investor since July 2002. Previously, President and Director of Ponderosa Fibres of America, Inc. (a pulp manufacturer for paper producers) from 1988 through July 2002.
                                       Class II Director since February 1988;
                                        current term expires 2004.



Ian M. Cumming, 62,                    Principal Occupation - Chairman of the
Director Board and a Director of Leucadia since June 1978. Chairman of the Board of The FINOVA Group Inc. (a middle market lender) ("FINOVA") since August 2001; Director of Skywest, Inc. (a Utah based regional air carrier) since June 1986. Director of MK Gold since June 1995; Director of HomeFed Corporation ("HomeFed"), (a real estate development company) since May 1999; Director of Carmike Cinemas, Inc. (a motion picture exhibitor) since January 2002; Chairman of WilTel Communications Group Inc. (a telecommunications company) ("WilTel") since October 2002.
                                       Class I Director since February 1988;
                                        current term expires 2003.

James E. Jordan, 59,                   Principal Occupation - Managing Director
Director of Arnhold & S. Bleichroder Advisers, LLC (a privately owned global investment management company) since July 2002; Previously, private investor and from 1986 to 1997, President of The William Penn Corporation; Director of First Eagle Mutual Funds and J.Z. Equity Partners PLC (a British investment trust company).
                                       Class III Director since 1997; current
                                        term expires 2005.

NAME, AGE AND POSITION                 PRINCIPAL OCCUPATION, OFFICE
   WITH COMPANY                             AND TERM OF OFFICE
-----------------------                ------------------------------

Thomas E. Mara, 57,                   Principal Occupation - Executive Vice
Director President of Leucadia since May 1980 and Treasurer of Leucadia since January 1993; Director of MK Gold since February 2000; Director of FINOVA since September 2002.
                                      Class I Director since October 1994;
                                       current term expires 2003.

Louis V. Siracusano, 56,              Principal Occupation - Attorney with
Director                               McKenna, Siracusano & Chianese (a law
                                       firm) since 1976.
                                      Class II Director since 1985; current
                                       term expires 2004.

Joseph A. Orlando, 47,                Principal Occupation - Vice President
Director                               and Chief Financial Officer of Leucadia
                                       since April 1996.
                                      Class III Director since 1998; current
                                       term expires 2005.

Joseph S. Steinberg, 59,              Principal Occupation - President of
Director, Chairman of the Board        Leucadia since January 1979 and Director
                                       of Leucadia since December 1978;
                                       Director of MK Gold since June 1995.
                                       Director of Jordan Industries Inc. (a
                                       public company that owns and manages
                                       manufacturing companies) since June
                                       1988; Director of HomeFed since August
                                       1998; Chairman of the Board since
                                       December 1999; Director of FINOVA since
                                       August 2001; Director of White Mountains
                                       Insurance Group, Ltd. (a publicly traded insurance holding company) since June
                                       2001; Director of WilTel since October
                                       2002.
                                      Class I Director since February 1988;
                                       current term expires 2003.

Daniel G. Stewart, 84,                Principal Occupation - Independent
Director                               consulting actuary since 1991.
                                      Class I Director since 1980; current term
                                       expires 2003.

Lucius Theus, 80,                     Principal Occupation - President, The
Director U.S. Associates (consultants in civic affairs, human resources and business management) since 1989; Principal and Chief Operating Officer of the Wellness Group, Inc. (a provider of health promotion programs) since 1989.
                                      Class II Director since 1980; current
                                       term expires 2004.

Rocco J. Nittoli, 44,                 Principal Occupation -Chief Operating
Director, Chief Operating Officer      Officer of the Company and Empire since
                                       February 2001, Senior Vice President &
                                       Chief Information Officer of the Company and Empire from January 2000 to February
                                       2001; Vice President and Controller from
                                       June 1999 to January 2000; Controller
                                       from September 1997 to June 1999.
                                      Class I Director since March 2001, current
                                       term expires 2003.

Harry H. Wise, 64                     Principal Occupation - President and
Director                               Director, H.W. Associates, Inc. (an
                                       investment advisory firm) since 1981.
                                      Class III Director since 1988; current
                                       term expires 2005.

NAME, AGE AND POSITION                  PRINCIPAL OCCUPATION, OFFICE
   WITH COMPANY                              AND TERM OF OFFICE
-----------------------                 ------------------------------

Christopher J. Gruttemeyer, 37,        Principal Occupation - Vice President
Director, Vice President                for the Company and Empire since
                                        December 2000; Assistant Vice President
                                        from September 1999 to December 2000;
                                        Senior Financial Analyst from December
                                        1996 to September 1999.
                                       Class III Director since March 2001;
                                        current term expires in 2005.

Edward A. Hayes, 51,                   Principal Occupation - Senior Vice
Senior Vice President                   President, Claims for the Company and
                                        Empire since November 1999; Previously,
                                        attorney with Hawkins, Feretic, Daly,
                                        Maroney & Hayes (a law firm) from May
                                        1997 to November 1999.

Douglas M. Whitenack, 43,              Principal Occupation - Chief Financial
Chief Financial Officer                 Officer, for the Company and Empire
                                        since December 2002; Vice President and
                                        Controller from January 2000 to December
                                        2002; Assistant Vice President from
                                        September 1997 to January 2000.

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

The following table sets forth certain compensation information for H.E. Scruggs, Jr., President and Chief Executive Officer ("CEO") of the Company. There were no other executive officers whose salaries or bonuses paid, or accrued for, under the pooling arrangement exceeded $100,000 for the year ended December 31, 2002.
                                             SUMMARY COMPENSATION TABLE
                                             --------------------------
                                                              ALL OTHER
                                    ANNUAL COMPENSATION       COMPENSATION
                                    -------------------       ------------
NAME AND PRINCIPAL
      POSITION                          SALARY        BONUS
                          YEAR          $                $              $
                          ----      --------          ---------       -------
H. E. Scruggs             2002     $ 11,100              --           $ 1,157
President  & CEO          2001     $ 32,366          $ 140,513        $ 2,688
                          2000          (a)               (a)           (a)

(a) Mr. Scruggs received no compensation from the Company in 2000. Mr. Scruggs was compensated directly by Leucadia in 2000. Mr. Scruggs was not employed by the Company prior to September 2000.

The Company does not directly remunerate directors. The directors of the Company are also directors of Empire and their fees are paid pursuant to the pooling agreement described above. Directors who are not officers or employees of Empire and the Company are paid an annual joint retainer of $5,000. In addition, eligible directors receive $1,500 for each joint board meeting attended. For attendance at a meeting of a committee of the joint board, such directors receive $1,500 per meeting. In addition, each Chairperson of a committee is entitled to $500 per annum. In December 2002, a special committee of the Board of Directors, consisting of Martin B. Bernstein (Chairman) and Lucius Theus, was formed to consider a possible offer by Leucadia to purchase shares of the Company's common stock not already beneficially owned by Leucadia. Each member of the special committee will be paid a retainer of $10,000 and $1,500 per meeting for his services on the special committee. All fees paid to such directors are shared in accordance with the pooling agreement.

The Company and Empire do not have a pension plan. Eligible employees of Empire participate in Leucadia's savings and retirement plan and all related costs are shared in accordance with the pooling agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- ---------------------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of April 25, 2002 as to the common stock of the Company owned of record and beneficially by each person who owns of record, or is known by the Company to own beneficially, more than 5% of such common stock.

           NAME AND                  AMOUNT AND
           ADDRESS OF                NATURE OF
           BENEFICIAL                BENEFICIAL                 PERCENT OF
           OWNER                     OWNERSHIP                    CLASS
           -----                     ---------                    -----

    Empire Insurance Company         5,987,401 shares of          84.58%
    45 Main Street                   common stock
    Brooklyn, N.Y.  11201            owned of record

    Baldwin Enterprises, Inc.        471,407 shares of             6.66%
    529 East South Temple            common stock
    Salt Lake City, Utah 84102       owned of record

As discussed in Item 1, "Business", Leucadia (and certain of its wholly-owned subsidiaries) may be deemed a parent of Empire and of the Company as a result of its indirect ownership of 100% of the outstanding common stock of Empire.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning beneficial ownership of the Company's common stock and the equity securities of Leucadia by each director and by all directors and officers of the Company as a group as of April 17, 2003.

Each holder shown exercises sole voting and sole investment power of the shares shown opposite his or her name.

NAME OF BENEFICIAL                    AMOUNT AND NATURE OF          PERCENT OF
     OWNER                            BENEFICIAL OWNERSHIP            CLASS
------------------                    --------------------         -----------
Martin B. Bernstein                      -                              -
Ian M. Cumming (1)                       -                              -
Christopher J. Gruttemeyer               -                              -
James E. Jordan                          -                              -
Thomas E. Mara                           -                              -
Rocco J. Nittoli                         -                              -
Joseph A. Orlando                        -                              -
H.E. Scruggs                             -                              -
Louis V. Siracusano                      -                              -
Joseph S. Steinberg (1)                  -                              -

Daniel G. Stewart                        -                              -
Lucius Theus                             -                              -
Harry H. Wise                            -                              -
Directors and Executive
Officers as a group                      -                              -
(15 persons) (2)

(1) Although neither Ian M. Cumming nor Joseph S. Steinberg directly owns any shares of common stock of the Company, by virtue of their respective interest of approximately 16.6% and 15.4% in Leucadia and their positions as directors and Chairman and President, respectively, of Leucadia, each may be deemed to be the beneficial owner of a proportionate number of the shares of common stock of the Company beneficially owned by Leucadia through its subsidiaries, Empire and Baldwin Enterprises, Inc.

(2) Aside from the beneficial ownership described in Note 1 to this table, Messrs. Bernstein, Gruttemeyer, Jordan, Mara, Nittoli, Orlando, Scruggs and Wise, as well as one executive officer, beneficially own common shares of Leucadia, which in the aggregate, represent less than 1% of Leucadia's common shares.

EQUITY COMPENSATION PLAN INFORMATION

There are no equity compensation plans outstanding at December 31, 2002.

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

                                            ALLCITY INSURANCE COMPANY
                                            Registrant


                                            By: /s/ Douglas M. Whitenack
                                               ---------------------------------
                                               Douglas M. Whitenack
                                               Chief Financial Officer

Dated: April 28, 2003

                                 CERTIFICATIONS
                                 --------------

I, H.E. Scruggs, certify that:

1. I have reviewed this annual report on Form 10-K/A of Allcity Insurance Company; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  April 28, 2003

                                                /s/ H.E. Scruggs
                                                --------------------------------
                                                H.E. Scruggs
                                                Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Douglas M. Whitenack, certify that:

1. I have reviewed this annual report on Form 10-K/A of Allcity Insurance Company; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  April 28, 2003

                                                 /s/ Douglas M. Whitenack
                                                 -------------------------------
                                                 Douglas M. Whitenack
                                                 Chief Financial Officer