Form 10-Q
period 2003-03-31
ALLCITY INSURANCE CO /NY/
filed 2003-05-15
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                          Commission File Number 1-7411

                            ALLCITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


        New York                                          13-2530665
 -------------------------------                       ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

   45 Main Street, Brooklyn, N.Y                            11201-3731
 ---------------------------------------                    ----------
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

On May 12, 2003 there were 7,078,625 shares of Common Stock outstanding.

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

Consolidated Balance Sheets - March 31, 2003 and
December 31, 2002...............................................................................................................1

Consolidated Statements of Operations - Three months ended
March 31, 2003 and 2002.........................................................................................................2

Consolidated Statements of Cash Flows - Three months
ended March 31, 2003 and 2002 ..................................................................................................3

Consolidated Statements of Changes in Shareholders' Equity  -
Three months ended March 31, 2003 and 2002......................................................................................4

Notes to Interim Consolidated Financial Statements .............................................................................5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Consolidated Results of Operations...............................................................7

ITEM 3.  Quantitative and Qualitative Disclosure
         About Market Risk.....................................................................................................11


ITEM 4.  Controls and Procedures...............................................................................................12

PART II  OTHER INFORMATION
-------  -----------------

ITEM 6.  Exhibits and Reports on Form 8-K......................................................................................13

Signature Page.................................................................................................................14



                         PART 1 - FINANCIAL INFORMATION
                          ------ ---------------------

    ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    March 31, 2003 and December 31, 2002
    (In thousands, except share and per share amounts)

                                                         MARCH 31,  DECEMBER 31,
                                                            2003       2002
                                                          -------     -------
                                                        (Unaudited)
      ASSETS
      Investments:
        Fixed maturities
          Available for sale (amortized cost of
           $37,763 in 2003 and $43,125 in 2002)          $ 38,175    $ 43,790
          Held to maturity (fair value
            of $276 in 2003)                                  275          -
        Short-term                                         34,081      31,474
        Other invested assets                               6,613       6,429
                                                          -------     -------
                                TOTAL INVESTMENTS          79,144      81,693

       Cash                                                    47          47
       Agents' balances, less allowance for
        doubtful accounts ($24 in 2003 and
             $182 in 2002)                                    457       1,002
       Accrued investment income                              407         405
       Reinsurance balances receivable                    118,834     118,510
       Prepaid reinsurance premiums                           359         493
       Due from Empire                                      3,019       5,234
       Other assets                                         1,039       1,081
                                                          -------     -------
                                    TOTAL ASSETS         $203,306    $208,465
                                                          =======     =======
     LIABILITIES
       Unpaid losses                                     $147,093    $151,706
       Unpaid loss adjustment expenses                     24,458      23,882
       Unearned premiums                                    1,090       1,393
       Reinsurance balances payable                         1,058         780
       Other liabilities                                    3,696       3,737
       Surplus note                                         7,324       7,249
                                                          -------     -------
                                TOTAL LIABILITIES         184,719     188,747
                                                          -------     -------
     SHAREHOLDERS' EQUITY
       Common stock, $1 par value: 7,368,420
          shares authorized; 7,078,625 shares issued
          and outstanding in 2003 and 2002                  7,079       7,079
       Additional paid-in capital                           9,331       9,331
       Accumulated other comprehensive income                 412         665
       Retained earnings                                    1,765       2,643
                                                          -------     -------
                         TOTAL SHAREHOLDERS' EQUITY        18,587      19,718
                                                          -------     -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $203,306    $208,465
                                                          =======     =======


    See Notes to Interim Consolidated Financial Statements.

    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    For the three months ended March 31, 2003 and 2002
   (In thousands, except share and per share amounts)


                                                    THREE MONTHS ENDED
                                                       MARCH 31,
                                                       2003    2002
                                                     ------- -------
  REVENUES
     Premiums earned                                $  12   $ 1,907
     Net investment income                            591       907
     Net securities gains                             196        47
     Other income                                      14        14
                                                     ------- -------
                                                      813      2,875

  LOSSES AND EXPENSES
    (Decrease) increase in provision
           for losses                                (886)     1,486
     Loss adjustment expenses                       1,630      1,161
     Other underwriting expenses, less
       deferrals of $0 in 2003 and 2002               873      1,416
     Interest on surplus note                          74         83
                                                   -------    -------
                                                    1,691      4,146

  LOSS BEFORE FEDERAL INCOME TAXES                   (878)    (1,271)
                                                   -------    -------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                       -         -
       Deferred expense/(benefit)                      -         -
                                                    ------    -------
                                                       -         -
                                                    ------    -------
             NET LOSS                            $   (878)   $(1,271)
                                                    ======    =======
  Per share data, based on 7,078,625
   average shares outstanding in 2003
   and 2002
  BASIC AND DILUTED LOSS PER SHARE               $  (0.12)   $ (0.18)
                                                    ======     ======


  See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2003 and 2002
(In thousands)
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                        2003        2002
                                                        ----        ----
NET CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $  (878)      $(1,271)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
        Decrease to allowance for
           doubtful accounts                            (158)           -
        Net securities gains                            (196)          (47)
        Net change in:
         Agents' balances                                703           196
         Reinsurance balances receivable                (324)       10,774
         Prepaid reinsurance premiums                    134         2,189
         Unpaid losses and loss adjustment
           expenses                                   (4,037)      (16,078)
         Unearned premiums                              (303)       (3,704)
         Due from(to) Empire                           2,215        (1,324)
         Reinsurance balances payable                    278           347
              Other, net                                 196        (1,434)
                                                      -------       -------
 NET CASH USED FOR OPERATING ACTIVITIES               (2,370)      (10,352)
                                                      -------       --------

 NET CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed maturities                 (4,629)      (13,717)
      Net change in other invested assets               (184)          (24)
      Proceeds from sale of fixed maturities           8,035         3,135
      Proceeds from maturities of fixed
        maturities                                     1,738           527
      Net change in short-term investments            (2,590)       20,440
                                                      -------       -------
 NET CASH PROVIDED BY INVESTING ACTIVITIES             2,370        10,361
                                                      -------       -------

           NET INCREASE IN CASH                           -              9
        Cash at beginning of period                       47            36
                                                      -------       -------
        Cash at the end of period                     $   47        $   45
                                                      =======       =======



See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the three months ended March 31, 2003 and 2002
(In thousands, except par value)


                                                             ACCUMULATED
                                    COMMON                     OTHER
                                     STOCK     ADDITIONAL   COMPREHENSIVE
                                     $1 PAR      PAID-IN       INCOME/       RETAINED
                                     VALUE       CAPITAL       (LOSS)        EARNINGS   TOTAL
                                  ---------    -----------  -------------   ---------  -------
Balance, January 1, 2002             $7,079      $9,331         $  732       $ 8,762   $25,904
Comprehensive loss:
  Net loss                                                                    (1,271)   (1,271)
  Other comprehensive loss:
      Unrealized holding loss
       arising during the period
       (net of deferred tax
       of $0)                                                     (286)                   (286)
      Less: reclassification of
       net securities gains
       included in net loss
      (net of deferred tax of $0)                                  (35)                    (35)
                                                                                       --------
  Comprehensive loss                                               _                    (1,592)
                                    -------     -------        --------     --------   --------
Balance, March 31, 2002             $7,079      $9,331         $   411      $ 7,491    $24,312
                                    =======     =======        ========     ========   ========


Balance, January 1, 2003            $7,079      $9,331         $   665      $ 2,643    $19,718
Comprehensive loss:
  Net loss                                                                     (878)      (878)
  Other comprehensive loss:
      Unrealized holding loss
       arising during the period
       (net of deferred tax
             of $0)                                                (62)                    (62)
  Less: reclassification of
       net securities gains
       included in net loss
       (net of deferred tax of $0)                                (191)                   (191)
                                                                                       --------
  Comprehensive loss                    -          -                                    (1,131)
                                    -------     -------        --------     --------   --------
Balance, March 31, 2003             $7,079      $9,331        $    412       $ 1,765   $18,587
                                    =======     =======        ========     ========   ========



See Notes to Interim Consolidated Financial Statements.

                    ALLCITY INSURANCE COMPANY AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to fairly present interim consolidated results of operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2002 which are included in the Company's Annual Report filed on Form 10-K for such year (the "2002 10-K"). Consolidated results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2002 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. On April 29, 2003, Leucadia National Corporation ("Leucadia") commenced a cash tender offer to purchase all of the outstanding shares of common stock of the Company not already owned by Leucadia and its affiliates for $2.75 per share (the "Offer"). The Offer is conditioned upon at least 265,886 shares of the Company's common stock being validly tendered and not properly withdrawn prior to the expiration of the Offer. Following the successful consummation of the Offer, Leucadia will beneficially own at least 95% of the outstanding common stock of the Company and, subject to the prior approval of the New York Insurance Department (the "Department"), Leucadia, directly, or indirectly through one of its subsidiaries, intends to acquire any shares of the Company's common stock not purchased in the Offer pursuant to a plan for the acquisition of minority interests (the "Plan of Acquisition") in accordance with Section 7118 of the New York Insurance Law (the "NYSIL").

     If the Offer and the Plan of Acquisition are consummated, the Company will cease to be a public company. If Department approval for the Plan of Acquisition is not obtained, shareholders of the Company following the consummation of the Offer will remain shareholders of the Company. In that event, the Company would continue as a public company unless it has fewer than 300 registered shareholders, in which case, Leucadia would cause the Company to deregister the common stock under the Securities Exchange Act of 1934, as amended. Accordingly, following the Offer there may be no publicly traded common stock of the Company outstanding.

3. In December 2001, the Company and Empire Insurance Company ("Empire"), the Company's parent, (collectively referred to as the "Group") announced that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly voluntary liquidation of all of the Group's operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. By the end of 2005, the Company expects that its voluntary liquidation will be substantially complete, premium revenue will be immaterial, infrastructure and overhead costs will be substantially reduced, and all that it expects to remain will be the administration and settlement of claims with long tail settlement characteristics, principally workers' compensation and certain liability claims. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

     As of March 31, 2003, the Company's reinsurance recoverable from Empire was $89,106,000, representing 44% of the Company's total assets. Empire's stand alone statutory surplus was approximately $4,411,000 as of March 31, 2003, after giving effect to the limitations imposed under Section 1408 of the New York Insurance Law ("NYIL") on Empire's ability to record the value of its investment in the Company on Empire's statutory financial statements. This amount is approximately $1,111,000 above the minimum required under New York insurance regulations. However, on May 7, 2003, Empire executed a termination agreement with the New York City Industrial Development Agency (the "NYCIDA") that released Empire from certain contingent obligations related to its former headquarters building. The termination agreement will allow Empire to recognize an increase to its stand alone statutory surplus for the quarter ended June 30, 2003. The amount of the increase will equal the sum of $5,568,000, the amount recognized as a liability for this contingency on Empire's balance sheet as of March 31, 2003, and the reduction to the Section 1408 adjustment as a result of the reversal of the liability. The exact amount of the Section 1408 adjustment as of June 30, 2003 cannot currently be determined; however, if this agreement were entered into as of March 31, 2003, the reduction to the Section 1408 adjustment would have been $2,784,000. Empire's management continues to investigate transactions that could increase its stand alone surplus level, in order to remain above minimum requirements. However, no assurance can be given that Empire will be successful in any other transaction to increase its stand alone statutory surplus.

     The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further reductions in Empire's statutory surplus, resulting from operating results, the contingencies discussed in Notes 4 and 5 or other matters, could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable and could result in adverse regulatory action against the Company. No assurance can be given that adverse regulatory action will not be taken against Empire or the Company.

4. The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and is in the process of submitting additional information to support its position. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. If the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest pursuant to the terms of the pooling agreement.

5. Empire and the Company have a financial dispute with a company that previously acted as a third party claims administrator for the Group ("Former Claims Administrator"). In 2002, the Group received a $1,736,000 claim for unpaid services from the Former Claims Administrator that the Group believes it is not obligated to pay because the services provided by the Former Claims Administrator were deficient and resulted in damages to the Group in excess of their claim. In May 2003, the Former Claims Administrator acknowledged that it owed the Group $1,131,000 and reduced its claim against the Group to $605,000. The Group is currently evaluating its options to resolve this dispute, including possibly litigating the matter. The Group does not believe it is probable that it will have to pay the $605,000 to the Former Claims Administrator, however, if the Group does not prevail in this matter, the Company's share of this payment, which has not been accrued, would be $181,500 pursuant to the terms of the pooling agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND INTERIM CONSOLIDATED RESULTS OF OPERATIONS


           The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10-K.

VOLUNTARY LIQUIDATION (RUN-OFF OF COMPANY'S OPERATIONS)

           In December 2001, the Group announced that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly voluntary liquidation of all of its operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. The voluntary liquidation of its operations is expected to be substantially complete by 2005. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

           As of March 31, 2003, the Company's reinsurance recoverable from Empire was $89,106,000, representing 44% of the Company's total assets. Empire's stand alone statutory surplus was approximately $4,411,000 as of March 31, 2003, after giving effect to the limitations imposed under Section 1408 of the New York Insurance Law ("NYIL") on Empire's ability to record the value of its investment in the Company on Empire's statutory financial statements. This amount is approximately $1,111,000 above the minimum required under New York insurance regulations. However, on May 7, 2003, Empire executed a termination agreement with the New York City Industrial Development Agency (the "NYCIDA") that released Empire from certain contingent obligations related to its former headquarters building. The termination agreement will allow Empire to recognize an increase to its stand alone statutory surplus for the quarter ended June 30, 2003. The amount of the increase will equal the sum of $5,568,000, the amount recognized as a liability for this contingency on Empire's balance sheet as of March 31, 2003, and the reduction to the Section 1408 adjustment as a result of the reversal of the liability. The exact amount of the Section 1408 adjustment as of June 30, 2003 cannot currently be determined; however, if this agreement were entered into as of March 31, 2003, the reduction to the Section 1408 adjustment would have been $2,784,000. Empire's management continues to investigate transactions that could increase its stand alone surplus level, in order to remain above minimum requirements. However, no assurance can be given that Empire will be successful in any other transaction to increase its stand alone statutory surplus.

           The Company currently believes that its reinsurance recoverable from Empire is fully collectible; however, further reductions in Empire's statutory surplus, resulting from operating results, the contingencies discussed in Notes 4 and 5 to these interim financial statements or other matters, could impair Empire's ability to pay the full amount due to the Company. Further, any adverse regulatory action taken against Empire in the future could also impair the Company's ability to fully collect its reinsurance recoverable and could result in adverse regulatory action against the Company. No assurance can be given that adverse regulatory action will not be taken against Empire or the Company.

LIQUIDITY AND CAPITAL RESOURCES

           For the three month periods ended March 31, 2003 and 2002, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future.

           At March 31, 2003 and 2002, the yield of the Company's fixed maturities portfolio was 1.4% and 2.7%, respectively, with an average maturity of 0.9 years and 0.6 years, respectively. Additionally, the Company's investment portfolio is principally comprised of U.S. Treasury securities and obligations of U.S. government agencies. Approximately 92% of the investment portfolio is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies.

           During the three months ended March 31, 2003 and 2002, the Company sold certain securities to meet short-term cash flow needs and realized capital gains of $196,000 and $47,000 in the 2003 and 2002 periods, respectively. The Company will continue to use the cash flow generated from its investment portfolio, including investment income and proceeds generated from the maturity and sale of investments, and from collection of its reinsurance receivables, a substantial portion of which is due from its parent, Empire, to settle its loss and loss adjustment expense ("LAE") reserves. At March 31, 2003, these assets totaled $198,432,000 (of which $89,106,000 is receivable from Empire) as compared to the Company's loss and LAE reserves of $171,551,000. The Company expects to settle approximately 39% of these liabilities by the end of 2005. Additionally, the Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers.

           The New York State Department of Taxation and Finance (the "Department of Taxation and Finance") is in the process of auditing the Group's New York Franchise tax returns for the years 1992 through 1996 and has asserted that the Company and Empire should have filed their returns on a combined basis, rather than on a separate company basis. If the Company and Empire were required to file on a combined basis, the Group would be required to pay an additional franchise tax and related surcharge tax of approximately $5,700,000, plus interest, for the periods in question. The Group has informed the Department of Taxation and Finance that it does not agree with its position on this matter, and is in the process of submitting additional information to support its position. The Company does not believe it is probable that it will sustain a loss as a result of this assertion and therefore has not made any loss provision in its financial statements. If the Group does not prevail in this matter, the Company's share of this additional tax would be approximately $1,700,000, plus interest pursuant to the terms of the pooling agreement.

           Empire and the Company have a financial dispute with a company that previously acted as a third party claims administrator for the Group ("Former Claims Administrator"). In 2002, the Group received a $1,736,000 claim for unpaid services from the Former Claims Administrator that the Group believes it is not obligated to pay because the services provided by the Former Claims Administrator were deficient and resulted in damages to the Group in excess of their claim. In May 2003, the Former Claims Administrator acknowledged that it owed the Group $1,131,000 and reduced its claim against the Group to $605,000. The Group is currently evaluating its options to resolve this dispute, including possibly litigating the matter. The Group does not believe it is probable that it will have to pay the $605,000 to the Former Claims Administrator, however, if the Group does not prevail in this matter, the Company's share of this payment, which has not been accrued, would be $181,500 pursuant to the terms of the pooling agreement.

           Empire is obligated to pay certain severance and retention benefits to its employees, and has fully accrued for its obligation as of March 31, 2003. Pursuant to the pooling agreement, the Company has accrued its 30% share of such benefits. In January 2003, to enhance its ability to retain employees during its voluntary liquidation, Empire established a trust for the benefit of certain of its employees and transferred $3,727,000 of its cash to the trust, representing the accrued obligation as of December 31, 2002. These funds in the trust may be used to pay Empire's severance and retention obligations to those employees, if not paid by Empire when due. Empire retains the residual interest in the trust after satisfaction or release of the employees' severance and retention benefit claims, and the establishment of the trust does not in any way eliminate Empire's obligations. Under the pooling agreement, the Company will pay Empire its share of the benefits when they are paid by either Empire or the trust.

INTERIM RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2003
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

           Net earned premium revenues of the Company were $12,000 and $1,907,000 for the three month periods ended March 31, 2003 and 2002, respectively. The Company's premium revenues reflect the various actions taken by the Group since 2000 to exit the insurance business, all of which have been previously disclosed in the Company's 2002 10-K, and the recognition of retrospective reinsurance premiums discussed below. The Group will continue to be responsible for the claims incurred during the remaining term of its existing policies (consisting of approximately 2,200 private passenger automobile policies whose in force premium totaled $4,429,000 at March 31, 2003) and all claims incurred on previously issued policies. These policies in force will continue to decline as the Group exercises its non-renewal or cancellation rights under New York insurance law or policyholders choose to cancel or not to renew their policies.

           During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. In addition, the Company entered into certain retrospectively rated reinsurance contracts covering workers' compensation for certain periods prior to 1991. Under these contracts, the Company paid the reinsurers provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. Based on the Company's current evaluation and estimation of losses covered under these contracts, the Company reduced premiums and pre-tax profits by $415,000 and $228,000 for the three month periods ended March 31, 2003 and 2002, respectively, to recognize reinsurance premiums due under retrospectively rated reinsurance contracts.

           Pre-tax losses for the Company were $878,000 and $1,271,000 for the three month periods ended March 31, 2003 and 2002, respectively. The pre-tax losses include increases for loss and LAE for prior accident years of $374,000 and $450,000 for the three month periods ended March 31, 2003 and 2002, respectively.

           During the three month period ended March 31, 2003, the Company increased its estimated losses and LAE for claims occurring in prior years by $374,000. This increase was comprised of an increase in estimated LAE of $1,524,000 and a net decrease in estimated losses of $1,150,000. The increase in LAE was primarily based on the Company's re-estimation of the internal overhead costs allocated to claims expected to be paid during the voluntary run-off of the Company's operations and an increase in the average LAE cost per claim. The net decrease in estimated losses was primarily due to favorable reported loss experience during the first quarter of 2003 in the automobile lines for accident years 1996 through 2002 of $1,200,000. The Company believes the favorable loss development is due to improved claims handling, which resulted in reduced severity.

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

           Net investment income for the three month period ended March 31, 2003 was lower than the comparable 2002 period due to a reduction in invested assets as a result of a decrease in premiums written and the payment of claims and operating expenses, as well as a reduction in investment yields resulting from lower interest rates.

           Other underwriting expenses for the three month period ended March 31, 2003 were lower than the comparable period in 2002 primarily due to a reduction in operating expenses.

           The Company had no current federal tax expense or benefit for the three month periods ended March 31, 2003 and 2002. In addition, due to the Company's uncertainty of having future taxable income necessary for realization of the deferred tax assets, a valuation allowance has been provided for all periods shown for the total amount of the deferred tax asset.

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

     o adverse selection through renewals or cancellations of the Group's policies;

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

     o    Regulatory restrictions on rate increases for the Group's policies;

     o an adverse determination by the New York State Department of Taxation and Finance on its audit of the Group's New York State franchise tax returns for the years 1992 through 1996;

     o An adverse resolution of the financial dispute with a former third party claims administrator; and

     o Consummation of the Leucadia tender offer for the Company's common shares and of the merger of the Company and Empire.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated by reference herein.

ITEM 4.   CONTROLS AND PROCEDURES

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits

              99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2  Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               b)   Report on Form 8-K

                    The Company filed a current report on Form 8-K dated January 15, 2003, which sets forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                    The Company filed a current report on Form 8-K dated March 25, 2003, which sets forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ALLCITY INSURANCE COMPANY
                                                        Registrant




  Date: May 15, 2003                              By: /s/ Douglas M. Whitenack
        ------------                                  --------------------------
                                                      Douglas M. Whitenack
                                                      Chief Financial Officer

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



      Date:  May 15, 2003

                                            By: /s/ H.E. Scruggs
                                                --------------------------------
                                                H.E. Scruggs
                                                Chief Executive Officer

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


           Date:  May 15, 2003

                                                   By:  /s/Douglas M. Whitenack
                                                        -----------------------
                                                        Douglas M. Whitenack
                                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number    Description
------    -----------


99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.