Form 10-Q
period 2003-06-30
ALLCITY INSURANCE CO /NY/
filed 2003-08-18
CIK 3642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

                          Commission File Number 1-7411


                            ALLCITY INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                            13-2530665
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


       45 Main Street, Brooklyn, N.Y.                       11201-3731
  ----------------------------------------                  ----------
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

On August 11, 2003 there were 7,078,625 shares of Common Stock outstanding.

                            ALLCITY INSURANCE COMPANY

                                     INDEX

PART I         FINANCIAL INFORMATION                                             PAGE
------         ---------------------                                             ----
ITEM 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2003 and December 31, 2002............      1

Consolidated Statements of Operations - Six months ended June
30, 2003 and 2002............................................................      2

Consolidated Statements of Operations - Three months ended June
30, 2003 and 2002............................................................      3

Consolidated Statements of Cash Flows - Six months ended June
30, 2003 and 2002............................................................      4

Consolidated Statements of Changes in Shareholders' Equity  -
six months ended June 30, 2003 and 2002......................................      5

Notes to Interim Consolidated Financial Statements ..........................      6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Interim Consolidated Results of Operations............      8

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...........     13


ITEM 4.  Controls and Procedures.............................................     13

PART II  OTHER INFORMATION
-------  -----------------

ITEM 6.  Exhibits and Reports on Form 8-K....................................     14

Signature Page...............................................................     15



                         PART 1 - FINANCIAL INFORMATION
                         ------   ---------------------

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(In thousands, except share and per share amounts)


                                                     JUNE 30,   DECEMBER 31,
                                                       2003        2002
                                                       ----        ----
                                                    (Unaudited)
ASSETS
  Investments:
    Fixed maturities
      Available for sale (amortized cost of
        $37,311 in 2003 and $43,125 in 2002)         $ 37,662    $ 43,790
      Held to maturity (fair value
        of $274 in 2003)                                  272          -
    Short-term                                         24,917      31,474
    Other invested assets                               6,674       6,429
                                                      -------     -------
                     TOTAL INVESTMENTS                 69,525      81,693

   Cash                                                    51          47
   Agents' balances, less allowance for
     doubtful accounts ($33 in 2003 and
     $182 in 2002)                                        122       1,002
   Accrued investment income                              386         405
   Reinsurance balances receivable                    109,800     118,510
   Prepaid reinsurance premiums                           272         493
   Due from Empire                                      6,734       5,234
   Other assets                                           573       1,081
                                                      -------     -------
                     TOTAL ASSETS                    $187,463    $208,465
                                                      =======     =======
 LIABILITIES
   Unpaid losses                                     $135,103    $151,706
   Unpaid loss adjustment expenses                     22,421      23,882
   Unearned premiums                                      850       1,393
   Reinsurance balances payable                           297         780
   Other liabilities                                    3,610       3,737
   Surplus note                                         7,398       7,249
                                                      -------     -------
                     TOTAL LIABILITIES                169,679     188,747
                                                      -------     -------
 SHAREHOLDERS' EQUITY
   Common stock, $1 par value: 7,368,420
      shares authorized; 7,078,625 shares issued
      and outstanding in 2003 and 2002                  7,079       7,079
   Additional paid-in capital                           9,331       9,331
   Accumulated other comprehensive income                 351         665
   Retained earnings                                    1,023       2,643
                                                      -------     -------
                     TOTAL SHAREHOLDERS' EQUITY        17,784      19,718
                                                      -------     -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $187,463    $208,465
                                                      =======     =======


See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the six months ended June 30, 2003 and 2002
(In thousands, except share and per share amounts)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                       2003       2002
                                                       ----       ----
    REVENUES
       Premiums earned                              $   335    $ 3,054
       Net investment income                            971      1,736
       Net securities gains                             200         47
       Other income                                      28         24
                                                     ------     ------
                                                      1,534      4,861

  LOSSES AND EXPENSES
    (Decrease) increase in provision
       for losses                                      (630)     1,761
     Loss adjustment expenses                         1,965      2,621
     Other underwriting expenses, less
       deferrals of $0 in 2003 and 2002               1,670      2,292
     Interest on surplus note                           149        166
                                                     ------     ------
                                                      3,154      6,840

  LOSS BEFORE FEDERAL INCOME TAXES                   (1,620)    (1,979)
                                                     ------     ------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                          -         -
       Deferred expense/(benefit)                         -         -
                                                     ------     ------
                                                          -         -
                                                     ------     ------
             NET LOSS                               $(1,620)   $(1,979)
                                                     ======     ======
  Per share data, based on 7,078,625
   average shares outstanding in 2003
   and 2002
  BASIC AND DILUTED LOSS PER SHARE                  $ (0.23)   $ (0.28)
                                                     ======     ======


See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended June 30, 2003 and 2002
(In thousands, except share and per share amounts)


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                       2003       2002
                                                       ----       ----
    REVENUES
       Premiums earned                               $  323    $ 1,147
       Net investment income                            380        829
       Net securities gains                               4         -
       Other income                                      14         10
                                                     ------     ------
                                                        721      1,986

  LOSSES AND EXPENSES
     Increase in provision for losses                   256        275
     Loss adjustment expenses                           335      1,460
     Other underwriting expenses, less
       deferrals of $0 in 2003 and 2002                 797        876
     Interest on surplus note                            75         83
                                                     ------     ------
                                                      1,463      2,694

  LOSS BEFORE FEDERAL INCOME TAXES                     (742)      (708)
                                                     ------     ------

  FEDERAL INCOME TAXES
       Current expense/(benefit)                         -         -
       Deferred expense/(benefit)                        -         -
                                                     ------     ------
                                                         -         -
                                                     ------     ------
             NET LOSS                               $  (742)   $  (708)
                                                     ======     ======
  Per share data, based on 7,078,625
   average shares outstanding in 2003
   and 2002
  BASIC AND DILUTED LOSS PER SHARE                  $ (0.11)   $ (0.10)
                                                     ======     ======





  See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2003 and 2002
(In thousands)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                            --------
                                                       2003          2002
                                                       ----          ----
NET CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $(1,620)      $(1,979)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
        Decrease to allowance for
         doubtful accounts                              (149)           -
        Net securities gains                            (200)          (47)
        Net change in:
         Agents' balances                              1,029           425
         Reinsurance balances receivable               8,710        30,868
         Prepaid reinsurance premiums                    221         2,999
         Unpaid losses and loss adjustment
           expenses                                  (18,064)      (44,485)
         Unearned premiums                              (543)       (5,194)
         Due from(to) Empire                          (1,500)         (985)
         Reinsurance balances payable                   (483)          250
         Other, net                                      795          (996)
                                                      ------        ------
 NET CASH USED FOR OPERATING ACTIVITIES              (11,804)      (19,144)
                                                      ------        ------

 NET CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed maturities                 (5,132)      (13,717)
      Net change in other invested assets               (245)          (94)
      Proceeds from sale of fixed maturities           8,540         3,135
      Proceeds from maturities of fixed
        maturities                                     2,070         2,591
      Net change in short-term investments             6,575        27,233
                                                      ------        ------
 NET CASH PROVIDED BY INVESTING ACTIVITIES            11,808        19,148
                                                      ------        ------

       NET INCREASE IN CASH                                4             4
        Cash at beginning of period                       47            36
                                                       -----         -----
        Cash at the end of period                     $   51        $   40
                                                       =====         =====





See Notes to Interim Consolidated Financial Statements.

ALLCITY INSURANCE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the six months ended June 30, 2003 and 2002
(In thousands, except par value)

                                                              ACCUMULATED
                                     COMMON                      OTHER
                                      STOCK    ADDITIONAL    COMPREHENSIVE
                                     $1 PAR     PAID-IN         INCOME/      RETAINED
                                      VALUE     CAPITAL         (LOSS)       EARNINGS   TOTAL
                                      -----     -------         ------       --------   -----
Balance, January 1, 2002            $7,079      $9,331          $  732      $ 8,762   $25,904
Comprehensive loss:
  Net loss                                                                   (1,979)   (1,979)
  Other comprehensive loss:
      Unrealized holding gains
       arising during the period
       (net of deferred tax of $0)                                 161                    161
      Less: reclassification of
       net securities gains
       included in net loss
      (net of deferred tax of $0)                                  (47)                   (47)
                                                                                       ------
  Comprehensive loss                                                                   (1,865)
                                     -----       -----          ------       ------    ------
Balance, June 30, 2002              $7,079      $9,331         $   846     $  6,783   $24,039
                                     =====       =====          ======       ======    ======


Balance, January 1, 2003            $7,079      $9,331         $   665      $ 2,643   $19,718
Comprehensive loss:
  Net loss                                                                   (1,620)   (1,620)
  Other comprehensive loss:
      Unrealized holding loss
       arising during the period
       (net of deferred tax of $0)                                (123)                  (123)
      Less: reclassification of
       net securities gains
       included in net loss
       (net of deferred tax of $0)                                (191)                  (191)
                                                                                       ------
  Comprehensive loss                                                                   (1,934)
                                     -----       -----          ------       ------    ------
Balance, June 30, 2003              $7,079      $9,331         $   351      $ 1,023   $17,784
                                     =====       =====          ======       ======    ======





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

2. Pursuant to a tender offer by Leucadia National Corporation ("Leucadia") commenced in April 2003 for all of the outstanding shares of common stock of the Company not already owned by Leucadia and its affiliates, in June 2003 Leucadia accepted and purchased 312,611 shares of the Company's common stock at a price of $2.75 per share. After giving effect to the purchase of the tendered shares, Leucadia beneficially owns approximately 95.7% of the outstanding common stock of the Company. Subject to the prior approval of the New York Insurance Department (the "Department"), Leucadia, directly or indirectly through one of its subsidiaries, intends to acquire all of the remaining shares of the Company's common stock pursuant to a plan for the acquisition of minority interests (the "Plan of Acquisition") in accordance with Section 7118 of the New York Insurance Law (the "NYSIL").

           If the Plan of Acquisition is consummated, the Company will cease to be a public company. Leucadia intends to seek the Department's approval to merge the Company with Empire Insurance Company ("Empire"), the Company's parent (collectively referred to as the "Group"), following implementation of the Plan of Acquisition, whereby Empire would be the surviving insurer. If the Department's approval for the Plan of Acquisition is not obtained, shares of the Company not beneficially owned by Leucadia will remain outstanding. In that event, the Company would continue as a public company unless it has fewer than 300 registered shareholders, in which case, Leucadia would cause the Company to deregister the common stock under the Securities Exchange Act of 1934, as amended, and, accordingly, there may be no public market for the common stock of the Company.

3. In December 2001, the Company and Empire announced that it had determined that it was in the best interest of its shareholders and policyholders to commence an orderly voluntary liquidation of all of the Group's operations. The Group will only accept business that it is obligated to accept by contract or New York insurance law; it does not engage in any other business activities except for its claims runoff operations. By the end of 2005, the Company expects that its voluntary liquidation will be substantially complete, premium revenue will be immaterial, infrastructure and overhead costs will be substantially reduced, and all that it expects to remain will be the administration and settlement of claims with long tail settlement characteristics, principally workers' compensation and certain liability claims. Given the Group's and the Company's current financial condition, the expected costs to be incurred during the claims runoff period, and the inherent uncertainty over ultimate claim settlement values, no assurance can be given that the Company's shareholders will be able to receive any value at the conclusion of the voluntary liquidation of its operations.

           As of June 30, 2003, the Company's reinsurance recoverable from Empire was $80,380,000, representing 43% of the Company's total assets. Empire's stand alone statutory surplus was approximately $11,472,000 as of June 30, 2003, after giving effect to the limitations imposed under Section 1408 of the NYSIL on Empire's ability to record the value of its investment in the Company on Empire's statutory financial statements. This amount is approximately $8,172,000 above the minimum required under New York insurance regulations and an improvement of approximately $7,000,000 when compared to Empire's stand alone statutory surplus as of March 31, 2003. This improvement resulted from a release that Empire obtained in May 2003 from the New York City Industrial Development Agency concerning contingent obligations related to its former headquarters building. Empire's management continues to investigate transactions that could increase its stand alone surplus level in order to remain above minimum requirements. However, no assurance can be given that Empire will be successful in any other transaction to increase its stand alone statutory surplus.

           If the merger of Empire and the Company is consummated, the effect on Empire's stand alone surplus of the limitation imposed under Section 1408 of the NYSIL will be eliminated. The exact amount of the increase in Empire's stand alone statutory surplus cannot be currently determined, however, if the merger were consummated as of June 30, 2003, the increase would have been $5,597,000.

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

           As of June 30, 2003, the Company's reinsurance recoverable from Empire was $80,380,000, representing 43% of the Company's total assets. Empire's stand alone statutory surplus was approximately $11,472,000 as of June 30, 2003, after giving effect to the limitations imposed under Section 1408 of the NYSIL on Empire's ability to record the value of its investment in the Company on Empire's statutory financial statements. This amount is approximately $8,172,000 above the minimum required under New York insurance regulations and an improvement of approximately $7,000,000 when compared to Empire's stand alone statutory surplus as of March 31, 2003. This improvement resulted from a release that Empire obtained in May 2003 from the New York City Industrial Development Agency concerning contingent obligations related to its former headquarters building. Empire's management continues to investigate transactions that could increase its stand alone surplus level, in order to remain above minimum requirements. However, no assurance can be given that Empire will be successful in any other transaction to increase its stand alone statutory surplus.

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


LIQUIDITY AND CAPITAL RESOURCES

           For the six month periods ended June 30, 2003 and 2002, net cash was used for operations principally as a result of a decrease in premiums written and the payment of claims and operating expenses. As a result of its decision to conduct an orderly voluntary liquidation of all of its operations, the Company expects to report a net use of cash from operations resulting primarily from the payment of claims and other expenses in excess of revenues generated for the foreseeable future.

           At June 30, 2003 and 2002, the yield of the Company's fixed maturities portfolio was 1.3% and 2.2%, respectively, with an average maturity of 0.9 years and 0.4 years, respectively. Additionally, the Company's investment portfolio is principally comprised of U.S. Treasury securities and obligations of U.S. government agencies. Approximately 90% of the investment portfolio is rated "investment grade" by established bond rating agencies or issued or guaranteed by the U.S. Treasury or by governmental agencies.

           During the six months ended June 30, 2003 and 2002, the Company sold certain securities to meet short-term cash flow needs and realized capital gains of $200,000 and $47,000 in the 2003 and 2002 periods, respectively. The Company will continue to use the cash flow generated from its investment portfolio, including investment income and proceeds generated from the maturity and sale of investments, and from collection of its reinsurance receivables, a substantial portion of which is due from its parent, Empire, to settle its loss and loss adjustment expense ("LAE") reserves. At June 30, 2003, these assets totaled $179,762,000 (of which $80,380,000 is receivable from Empire) as compared to the Company's loss and LAE reserves of $157,524,000. The Company has not experienced any material default in the payment of reinsurance claims due from its reinsurance providers. A substantial portion of the Company's reserves are for worker's compensation and other liability reserves with long term settlement characteristics. Based on its historical settlement patterns for these reserves, the Company projects that it will still have a significant amount of the reserves remaining unsettled at the end of this decade.

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

           Empire is obligated to pay certain severance and retention benefits to its employees, and has fully accrued for its obligation as of June 30, 2003. Pursuant to the pooling agreement, the Company has accrued its 30% share of such benefits. In January 2003, to enhance its ability to retain employees during its voluntary liquidation, Empire established a trust for the benefit of certain of its employees and transferred $3,727,000 of its cash to the trust, representing the accrued obligation as of December 31, 2002. These funds in the trust may be used to pay Empire's severance and retention obligations to those employees, if not paid by Empire when due. Empire retains the residual interest in the trust after satisfaction or release of the employees' severance and retention benefit claims, and the establishment of the trust does not in any way eliminate Empire's obligations. Under the pooling agreement, the Company will pay Empire its share of the benefits when they are paid by either Empire or the trust.

INTERIM RESULTS OF OPERATIONS-SIX AND THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2002.

           Net earned premium revenues of the Company were $335,000 and $3,054,000 for the six month periods ended June 30, 2003 and 2002, respectively and $323,000 and $1,147,000 for the three month periods ended June 30, 2003 and 2002, respectively. The Company's premium revenues reflect the various actions taken by the Group since 2000 to exit the insurance business, all of which have been previously disclosed in the Company's 2002 10-K, and the recognition of retrospective reinsurance premiums discussed below. The Group will continue to be responsible for the claims incurred during the remaining term of its existing policies (consisting of approximately 1,860 private passenger automobile policies whose in force premium totaled $3,895,000 at June 30, 2003) and all claims incurred on previously issued policies. These in force policies will continue to decline as the Group exercises its non-renewal or cancellation rights under New York insurance law or policyholders choose to cancel or not to renew their policies.

           During the period between 1984 and 1995, the Company entered into certain retrospectively rated reinsurance contracts covering substantially all lines of business, except workers' compensation. In addition, the Company entered into certain retrospectively rated reinsurance contracts covering workers' compensation for certain periods prior to 1991. Under these contracts, the Company paid the reinsurers provisional premiums that are subject to adjustment based on subsequent loss development. Ceded premiums accrued under these contracts reduce both net written and earned premiums during the period the retrospective reinsurance premiums are accrued. If additional unfavorable loss development emerges in future periods, the Company may be required to accrue additional retrospective reinsurance premiums. Based on the Company's current evaluation and estimation of losses covered under these contracts, the Company reduced premiums and pre-tax profits by $415,000 and $228,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $0 and $0 for the three month periods ended June 30, 2003 and 2002, respectively, to recognize reinsurance premiums due under retrospectively rated reinsurance contracts.

           Pre-tax losses for the Company were $1,620,000 and $1,979,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $742,000 and $708,000 for the three month periods ended June 30, 2003 and 2002, respectively. The pre-tax losses include increases for loss and LAE for prior accident years of $616,000 and $700,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $242,000 and $250,000 for the three month periods ended June 30, 2003 and 2002, respectively.

           During the six month period ended June 30, 2003, the increase in estimated losses and LAE for claims occurring in prior years was comprised of an increase in estimated LAE of $1,766,000 and a net decrease in estimated losses of $1,150,000. The increase in LAE was primarily based on the Company's re-estimation of the internal overhead costs allocated to claims expected to be paid during the voluntary run-off of the Company's operations and an increase in the average LAE cost per claim. The net decrease in estimated losses was primarily due to favorable reported loss experience during the first quarter of 2003 in the automobile lines for accident years 1996 through 2002. The Company believes the favorable loss development is due to improved claims handling, which resulted in reduced severity.

           During the six month period ended June 30, 2002, the increase in estimated losses and LAE for claims occurring in prior years was comprised of a net increase in estimated losses of $1,800,000, an increase in estimated LAE of $1,400,000 and a reduction of $2,500,000 of an accrual for workers' compensation fund assessments. The increase in estimated losses consisted of an increase to the Company's loss estimates in the workers' compensation line of $3,500,000, primarily for accident years 1999 and prior which reflected the Company's then current analysis of its and the industry's experience. Partially offsetting this was a decrease in the Company's loss estimates in the automobile lines of business for the 1998 through 2001 accident years of $2,600,000, primarily relating to personal injury protection coverage. The Company also increased its loss estimates for older accident years by approximately $900,000 principally in the general liability and property lines of businesses which reflected the Company's then current claim experience. The increase in estimated LAE of $1,400,000 referred to above was primarily the result of a higher than expected level of payment activity during the period, principally related to outside attorneys handling third party liability claims and the payment of internal overhead costs allocated to claims handling. During the three months ended June 30, 2002, the Company reduced its accrual for certain New York workers' compensation fund assessments. As a result of a legislative change, these workers' compensation fund assessments are currently determined based on workers' compensation premiums writings, rather than on the basis of loss payments as had previously been the case. Due to a reduction in workers' compensation premium volume, the Company was able to reduce its accrual for these fund assessments by approximately $3,000,000, of which $2,500,000 was recorded as a reduction in loss reserves and $500,000 was recorded as a reduction in other liabilities.

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

           Net investment income for the six and three month period ended June 30, 2003 was lower than the comparable 2002 periods due to a reduction in invested assets as a result of a decrease in premiums written and the payment of claims and operating expenses, as well as a reduction in investment yields resulting from lower interest rates.

           Other underwriting expenses for the six and three month period ended June 30, 2003 were lower than the comparable periods in 2002 primarily due to a reduction in operating expenses resulting from reduced business.

           The Company had no current federal tax expense or benefit for the six and three month periods ended June 30, 2003 and 2002. In addition, due to the Company's uncertainty of having future taxable income necessary for realization of the deferred tax assets, a valuation allowance has been provided for all periods shown for the total amount of the deferred tax asset.

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

     o An adverse resolution of the financial dispute with a former third party claims administrator; and

     o Consummation of the Plan of Acquisition for the Company's common shares and of the potential merger of the Company and Empire.

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


ITEM 4.    CONTROLS AND PROCEDURES

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           -------    ----------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2       Certification of Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1       Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2       Certification of Principal Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.


           b) Report on Form 8-K

           The Company filed a current report on Form 8-K dated April 9, 2003, which sets forth information under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALLCITY INSURANCE COMPANY
                                                  Registrant



Date: August 14, 2003                     By: /s/ Douglas M. Whitenack
      ---------------                         -----------------------------
                                              Douglas M. Whitenack,
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.